Form 10-Q
period 2025-09-30
ServisFirst Bancshares, Inc.
filed 2025-11-04
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common stock, $.001 par value	54,621,834

EX-31.01 SECTION 302 CERTIFICATION OF THE CEO

EX-31.02 SECTION 302 CERTIFICATION OF THE CFO

EX-32.01 SECTION 906 CERTIFICATION OF THE CEO

EX-32.02 SECTION 906 CERTIFICATION OF THE CFO

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$144,089	$116,394
Interest-bearing balances due from depository institutions	1,191,447	2,259,195
Securities purchased with agreement to resell	427,767	-
Federal funds sold	10,002	1,045
Cash and cash equivalents	1,773,305	2,376,634
Available-for-sale debt securities, at fair value	1,178,144	1,161,400
Held-to-maturity debt securities (fair value of $622,825 and $639,496, respectively)	671,595	714,853
Restricted equity securities	12,203	11,300
Mortgage loans held for sale	9,433	9,211
Loans	13,311,967	12,605,836
Less allowance for credit losses	(170,235)	(164,458)
Loans, net	13,141,732	12,441,378
Premises and equipment, net	60,704	59,185
Accrued interest and dividends receivable	63,639	62,794
Deferred tax asset, net	49,715	61,748
Other real estate owned and repossessed assets	611	2,531
Bank owned life insurance contracts	431,455	299,787
Goodwill	13,615	13,615
Other assets	178,048	137,207
Total assets	$17,584,199	$17,351,643
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,598,895	$2,619,687
Interest-bearing	11,508,027	10,923,772
Total deposits	14,106,922	13,543,459
Federal funds purchased	1,488,150	1,993,728
Other borrowings	64,750	64,743
Accrued interest and dividends payable	28,272	28,026
Other liabilities	114,458	104,915
Total liabilities	15,802,552	15,734,871
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at September 30, 2025 and December 31, 2024
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,621,441 shares issued and outstanding at September 30, 2025; and 54,569,427 shares issued and outstanding at December 31, 2024	54	54
Additional paid-in capital	237,236	235,781
Retained earnings	1,548,098	1,412,616
Accumulated other comprehensive loss	(4,241)	(32,179)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,781,147	1,616,272
Noncontrolling interest	500	500
Total stockholders' equity	1,781,647	1,616,772
Total liabilities and stockholders' equity	$17,584,199	$17,351,643

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$210,987	$205,952	$614,444	$587,230
Taxable securities	17,338	17,493	49,923	49,630
Nontaxable securities	5	7	16	25
Federal funds sold and securities purchased with agreement to resell	4,724	31	6,336	1,110
Other interest and dividends	18,254	24,496	68,320	64,234
Total interest income	251,308	247,979	739,039	702,229
Interest expense:
Deposits	98,735	113,211	286,968	321,948
Borrowed funds	19,125	19,647	63,383	56,790
Total interest expense	117,860	132,858	350,351	378,738
Net interest income	133,448	115,121	388,688	323,491
Provision for credit losses	9,463	5,659	27,389	15,883
Net interest income after provision for credit losses	123,985	109,462	361,299	307,608
Noninterest income:
Service charges on deposit accounts	3,316	2,341	8,545	6,784
Mortgage banking	1,864	1,352	3,800	3,409
Credit card income	2,405	1,925	6,492	6,413
Securities losses	(7,812)	-	(16,375)	-
Bank-owned life insurance income	2,405	2,113	6,668	7,402
Other operating income	655	818	2,401	2,245
Total noninterest income	2,833	8,549	11,531	26,253
Noninterest expenses:
Salaries and employee benefits	25,522	25,057	70,977	72,256
Equipment and occupancy expense	3,615	3,795	10,860	10,919
Third party processing and other services	8,095	8,035	23,838	22,666
Professional services	1,857	1,715	5,694	4,920
FDIC and other regulatory assessments	2,742	2,355	8,349	8,462
Other real estate owned expense	82	103	142	141
Other operating expenses	6,083	4,572	18,447	14,886
Total noninterest expenses	47,996	45,632	138,307	134,250
Income before income taxes	78,822	72,379	234,523	199,611
Provision for income taxes	13,251	12,472	44,304	37,542
Net income	65,571	59,907	190,219	162,069
Dividends on preferred stock	-	-	31	31
Net income available to common stockholders	$65,571	$59,907	$190,188	$162,038
Basic earnings per common share	$1.20	$1.10	$3.48	$2.97
Diluted earnings per common share	$1.20	$1.10	$3.48	$2.97

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$65,571	$59,907	$190,219	$162,069
Other comprehensive income, net of tax
Unrealized net holding gains arising during period from securities available for sale, net of tax of $2,133 and $5,025 for the three months ended September 30, 2025 and 2024, respectively, and $5,395 and $7,463 for the nine months ended September 30, 2025 and 2024, respectively	6,283	14,997	16,018	16,341
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(40) and $(38) for the three months ended September 30, 2025 and 2024, respectively, and $(115) and $(120) for the nine months ended September 30, 2025 and 2024, respectively	(122)	(111)	(345)	(381)
Net losses on sales of securities, net of tax of $1,961 and $4,110 for the three months ended September 30, 2025 and nine months ended September 30, 2025, respectively	5,852	-	12,265	-
Other comprehensive income, net of tax	12,013	14,886	27,938	15,960
Comprehensive income	$77,584	74,793	$218,157	$178,029

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, July 1, 2024	54,521,479		$54	$234,495	$1,322,048	$(46,521)	$500	$1,510,576
Common dividends declared, $0.30 per share	-	-	-	-	(16,365)	-	-	(16,365)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	111	-	-	111
Issue restricted shares pursuant to stock incentives, net of forfeitures	21,256	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	8,808	-	-	236	-	-	-	236
1,492 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(95)	-	-	-	(95)
Stock-based compensation expense	-	-	-	1,013	-	-	-	1,013
Other comprehensive income, net of tax	-	-	-	-	-	14,886	-	14,886
Net income	-	-	-	-	59,907	-	-	59,907
Balance, September 30, 2024	54,551,543		$54	$235,649	$1,365,701	$(31,635)	$500	$1,570,269

Balance, July 1, 2025	54,618,545	$-	$54	$236,716	$1,500,767	$(16,254)	$500	$1,721,783
Common dividends declared, $0.335 per share	-	-	-	-	(18,297)	-	-	(18,297)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	57	-	-	57
Issue restricted shares pursuant to stock incentives, net of forfeitures	1,177	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(1,532)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	3,251	-	-	77	-	-	-	77
749 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(186)	-	-	-	(186)
Stock-based compensation expense	-	-	-	629	-	-	-	629
Other comprehensive income, net of tax	-	-	-	-	-	12,013	-	12,013
Net income	-	-	-	-	65,571	-	-	65,571
Balance, September 30, 2025	54,621,441	$-	$54	$237,236	$1,548,098	$(4,241)	$500	$1,781,647

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders' Equity
Balance, January 1, 2024	54,461,580		$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-	-	-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580	-	54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.60 per share	-	-	-	-	(32,709)	-	-	(32,709)
Common dividends declared, $0.30 per share	-	-	-	-	(16,365)	-	-	(16,365)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	165	-	-	165
Issue restricted shares pursuant to stock incentives, net of forfeitures	63,281	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	26,682	-	-	605	-	-	-	605
6,668 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(410)	-	-	-	(410)
Stock-based compensation expense	-	-	-	2,849	-	-	-	2,849
Other comprehensive income, net of tax	-	-	-	-	-	15,960	-	15,960
Net income	-	-	-	-	162,069	-	-	162,069
Balance, September 30, 2024	54,551,543		$54	$235,649	$1,365,701	$(31,635)	$500	$1,570,269

Balance, January 1, 2025	54,569,427	$-	$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends paid, $0.67 per share	-	-	-	-	(36,588)	-	-	(36,588)
Common dividends declared, $0.335 per share	-	-	-	-	(18,297)	-	-	(18,297)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	179	-	-	179
Issue restricted shares pursuant to stock incentives, net of forfeitures	35,645	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(8,858)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	25,227	-	-	610	-	-	-	610
6,723 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,485)	-	-	-	(1,485)
Stock-based compensation expense	-	-	-	2,330	-	-	-	2,330
Other comprehensive income, net of tax	-	-	-	-	-	27,938	-	27,938
Net income	-	-	-	-	190,219	-	-	190,219
Balance, September 30, 2025	54,621,441	$-	$54	$237,236	$1,548,098	$(4,241)	$500	$1,781,647

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$190,219	$162,069
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax expense (benefit)	2,645	(1,715)
Provision for credit losses	27,389	15,883
Depreciation	3,388	3,695
Accretion on acquired loans	152	141
Amortization of investments in tax credit partnerships	28,522	6,925
Net amortization (accretion) of debt securities	151	(234)
Increase in accrued interest and dividends receivable	(845)	(2,397)
Stock-based compensation expense	2,330	2,849
Increase (decrease) in accrued interest and dividends payable	246	(964)
Proceeds from sale of mortgage loans held for sale	176,625	148,471
Originations of mortgage loans held for sale	(173,046)	(148,440)
Gain on sale of mortgage loans held for sale	(3,800)	(3,410)
Loss on sale of securities available for sale	16,375	-
Net gain on sale of other real estate owned and repossessed assets	(298)	(114)
Write down of other real estate owned and repossessed assets	-	74
Increase in cash surrender value of life insurance contracts	(6,668)	(3,672)
Net change in other assets, liabilities, and other operating activities	(6,938)	6,586
Net cash provided by operating activities	256,447	185,747
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(369,867)	(641,347)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	236,887	426,561
Proceeds from sale of debt securities available-for-sale	137,499	-
Purchases of debt securities held-to-maturity	(2,975)	(45,472)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	45,773	299,055
Purchases of restricted equity securities	(903)	(1,074)
Investment in tax credit partnerships and SBIC	(53,756)	(9,266)
Return of capital from tax credit partnerships and SBIC	1,039	274
Net increase in loans	(728,706)	(691,514)
Purchases of premises and equipment	(4,907)	(5,699)
Purchase of bank owned life insurance contracts	(125,000)	-
Proceeds from sale of other real estate owned and repossessed assets	3,029	1,843
Net cash used in investing activities	(861,887)	(666,639)
FINANCING ACTIVITIES
Net decrease in non-interest-bearing deposits	(20,792)	(66,772)
Net increase (decrease) in interest-bearing deposits	584,255	(60,210)
Net (decrease) increase in federal funds purchased	(505,578)	285,899
Proceeds from exercise of stock options	610	605
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,485)	(410)
Dividends paid on common stock	(54,868)	(49,046)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	2,111	110,035
Net decrease in cash and cash equivalents	(603,329)	(370,857)
Cash and cash equivalents at beginning of period	2,376,634	2,131,088
Cash and cash equivalents at end of period	$1,773,305	$1,760,231
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$350,105	$379,702
Income taxes	37,410	33,565
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$811	$3,531
Dividends on nonvested restricted stock reclassified as compensation expense	179	55
Dividends declared but not paid	18,297	16,365

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,619,175	54,549,664	54,605,442	54,518,996
Net income available to common stockholders	$65,571	$59,907	$190,188	$162,038
Basic earnings per common share	$1.20	$1.10	$3.48	$2.97

Weighted average common shares outstanding	54,619,175	54,549,664	54,605,442	54,518,996
Dilutive effects of assumed exercise of stock options and vesting of performance shares	48,780	92,918	57,621	96,651
Weighted average common and dilutive potential common shares outstanding	54,667,955	54,642,582	54,663,063	54,615,647
Net income available to common stockholders	$65,571	$59,907	$190,188	$162,038
Diluted earnings per common share	$1.20	$1.10	$3.48	$2.97

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2025	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities	$669,701	$2,865	$-	$672,566
Mortgage-backed securities	143,062	835	(990)	142,907
State and municipal securities	10,364	1	(630)	9,735
Corporate debt	362,890	2,165	(12,119)	352,936
Total	$1,186,017	$5,866	$(13,739)	$1,178,144
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,566	$-	$(11,435)	$238,131
Mortgage-backed securities	413,677	462	(37,440)	376,699
State and municipal securities	8,352	-	(357)	7,995
Total	$671,595	$462	$(49,232)	$622,825

December 31, 2024
Debt Securities Available-for-Sale
U.S. Treasury securities	$617,350	$580	$(444)	$617,486
Mortgage-backed securities	243,435	49	(24,210)	219,274
State and municipal securities	10,516	1	(1,000)	9,517
Corporate debt	335,758	38	(20,673)	315,123
Total	$1,207,059	$668	$(46,327)	$1,161,400
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,403	$-	$(19,632)	$229,771
Mortgage-backed securities	457,365	14	(55,150)	402,229
State and municipal securities	8,085	-	(589)	7,496
Total	$714,853	$14	$(75,371)	$639,496

The amortized cost and fair value of debt securities as of September 30, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$239,505	$239,744	$223,145	$223,477
Due from one to five years	518,573	519,914	478,868	475,985
Due from five to ten years	270,472	261,139	258,611	240,114
Due after ten years	14,405	14,440	3,000	2,550
Mortgage-backed securities	143,062	142,907	243,435	219,274
	$1,186,017	$1,178,144	$1,207,059	$1,161,400

Debt securities held-to-maturity
Due within one year	$3,838	$3,781	$250	$250
Due from one to five years	254,080	242,345	256,743	236,586
Due from five to ten years	-	-	495	431
Mortgage-backed securities	413,677	376,699	457,365	402,229
	$671,595	$622,825	$714,853	$639,496

All mortgage-backed securities are with government-sponsored enterprises (“GSEs”) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of a restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.21 billion and $1.43 billion as of September 30, 2025 and December 31, 2024, respectively.

The following table identifies, as of September 30, 2025 and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2025
Debt Securities available-for-sale
Mortgage-backed securities	$-	$-	(990)	$25,182	$(990)	$25,182
State and municipal securities	-	-	(630)	9,290	(630)	9,290
Corporate debt	(935)	21,887	(11,185)	172,153	(12,119)	194,040
Total	$(935)	$21,887	$(12,805)	$206,625	$(13,739)	$228,512
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(11,435)	$238,131	$(11,435)	$238,130
Mortgage-backed securities	-	146	(37,440)	333,063	(37,440)	333,209
State and municipal securities	(53)	2,931	(304)	4,565	(357)	7,496
Total	$(53)	$3,077	$(49,179)	$575,759	$(49,232)	$578,835
December 31, 2024
Debt Securities available-for-sale
U.S. Treasury securities	$(445)	$250,547	$-	$-	$(445)	$250,547
Mortgage-backed securities	$(6)	$577	$(24,204)	$179,178	$(24,210)	$179,755
State and municipal securities	-	-	(1,000)	9,072	(1,000)	9,072
Corporate debt	(1,307)	25,596	(19,366)	284,489	(20,673)	310,085
Total	$(1,758)	$276,720	$(44,570)	$472,739	$(46,328)	$749,459
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(19,632)	$229,771	$(19,632)	$229,771
Mortgage-backed securities	(536)	40,115	(54,614)	356,215	(55,150)	396,330
State and municipal securities	-	-	(589)	7,247	(589)	7,247
Total	$(536)	$40,115	$(74,835)	$593,233	$(75,371)	$633,348

At September 30, 2025 and December 31, 2024, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. During the three and nine months ended September 30, 2025, the Company sold available-for-sale mortgage-backed securities with amortized cost bases of $83.4 million and $153.9 million, respectively, and recorded pre-tax losses of $7.8 million and $16.4 million as a result of our portfolio restructuring during 2025. The proceeds from the sale were reinvested into higher-yielding securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2025 and 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at September 30, 2025 and 2024. All debt securities in an unrealized loss position as of September 30, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Sale proceeds	$76,002	$-	$137,499	$-
Gross realized losses	(7,812)	-	(16,375)	-
Net realized gain (loss)	$(7,812)	$-	$(16,375)	$-

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(Dollars In Thousands)
Commercial, financial and agricultural	$2,945,784	$2,869,894
Real estate - construction	1,532,285	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,680,055	2,547,143
1-4 family mortgage	1,625,296	1,444,623
Non-owner occupied commercial	4,448,710	4,181,243
Subtotal: Real estate - mortgage	8,754,061	8,173,009
Consumer	79,837	73,627
Total Loans	13,311,967	12,605,836
Less: Allowance for credit losses on loans	(170,235)	(164,458)
Net Loans	$13,141,732	$12,441,378

Commercial, financial and agricultural	22.13%	22.77%
Real estate - construction	11.51%	11.81%
Real estate - mortgage:
Owner-occupied commercial	20.13%	20.21%
1-4 family mortgage	12.21%	11.46%
Non-owner occupied commercial	33.42%	33.17%
Subtotal: Real estate - mortgage	65.76%	64.84%
Consumer	0.60%	0.58%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2025:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$460,227	$354,359	$135,321	$253,076	$196,990	$242,995	$1,159,594	$19,780	$2,822,342
Special Mention	2,622	1,634	1,018	3,233	1,933	7,915	26,655	5,382	50,392
Substandard - Accruing	-	149	-	11,509	(25)	25,240	1,732	1	38,606
Substandard - Non-accrual	-	-	669	686	227	8,182	23,784	896	34,444
Total Commercial, financial and agricultural	$462,849	$356,142	$137,008	$268,504	$199,125	$284,332	$1,211,765	$26,059	$2,945,784
Current-period gross write-offs	$-	$-	$669	$5,275	$1,741	$1,152	$8,049	$323	$17,209

Real estate - construction
Pass	$298,345	$509,183	$200,789	$281,687	$62,377	$34,712	$100,746	$-	$1,487,839
Special Mention	-	5,254	-	733	-	479	151	-	6,617
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	3,423	17,029	16,431	-	-	-	36,883
Total Real estate - construction	$298,345	$514,437	$204,212	$299,449	$78,808	$36,136	$100,898	$-	$1,532,285
Current-period gross write-offs	$-	-	-	46	-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$340,877	$369,855	$165,333	$450,995	$435,827	$765,404	$80,414	$4,229	$2,612,934
Special Mention	126	4,967	7,924	396	6,427	24,174	7,088	-	51,102
Substandard - Accruing	-	-	-	835	-	2,211	-	-	3,046
Substandard - Non-accrual	-	-	417	4,016	6,552	1,708	280	-	12,973
Total Owner-occupied commercial	$341,003	$374,822	$173,674	$456,242	$448,806	$793,497	$87,782	$4,229	$2,680,055
Current-period gross write-offs	$-	$3,478	$-	$-	$-	$560	$-	$-	$4,038

1-4 family mortgage
Pass	$271,271	$249,162	$109,876	$281,621	$172,213	$121,588	$399,381	$4,378	$1,609,490
Special Mention	-	161	164	4,216	1,133	1,505	1,804	-	8,983
Substandard - Accruing	-	-	-	-	-	402	78	92	572
Substandard - Non-accrual	1	1,101	731	886	1,128	1,191	1,213	-	6,251
Total 1-4 family mortgage	$271,272	$250,424	$110,771	$286,723	$174,474	$124,686	$402,476	$4,470	$1,625,296
Current-period gross write-offs	$-	$-	$-	$20	$-	$-	$266	$-	$286

Non-owner occupied commercial
Pass	$387,633	$573,610	$217,235	$1,371,835	$754,922	$930,182	$71,774	$8,951	$4,316,142
Special Mention	-	3,815	260	1,969	44,767	-	-	-	50,811
Substandard - Accruing	-	-	-	3,213	880	2,642	-	-	6,735
Substandard - Non-accrual	-	-	-	16,119	56,189	2,714	-	-	75,022
Total Non-owner occupied commercial	$387,633	$577,425	$217,495	$1,393,136	$856,758	$935,538	$71,774	$8,951	$4,448,710
Current-period gross write-offs	$-	-	-	1,117	-	$4	$-	$-	$1,121

Consumer
Pass	$33,307	$3,832	$1,866	$1,687	$871	$2,441	$34,677	$-	$78,681
Special Mention	-	-	-	15	26	-	-	-	41
Substandard - Accruing	-	-	-	-	-	26	-	-	26
Substandard - Non-accrual	-	-	-	-	-	955	134	-	1,089
Total Consumer	$33,307	$3,832	$1,866	$1,702	$897	$3,422	$34,811	$-	$79,837
Current-period gross write-offs	$-	-	-	-	-	$242	$-	$-	$242

Total Loans
Pass	$1,791,660	$2,060,001	$830,420	$2,640,901	$1,623,200	$2,097,322	$1,846,586	$37,338	$12,927,428
Special Mention	2,748	15,831	9,366	10,562	54,286	34,073	35,698	5,382	167,946
Substandard - Accruing	-	149	-	15,557	855	31,466	1,811	93	49,931
Substandard - Non-accrual	1	1,101	5,240	38,736	80,527	14,750	25,411	896	166,662
Total Loans	$1,794,409	$2,077,082	$845,026	$2,705,756	$1,758,868	$2,177,611	$1,909,506	$43,709	$13,311,967
Current-period gross write-offs	$-	$3,478	$669	$6,458	$1,741	$1,958	$8,315	$323	$22,942

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2024 were as follows:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$529,002	$171,139	$331,476	$273,304	$120,088	$195,012	$1,121,196	$248	$2,741,464
Special Mention	1,767	666	12,260	2,442	3,254	10,001	21,647	-	52,037
Substandard - Accruing	1,064	-	987	349	364	25,620	22,317	-	50,701
Substandard -Non-accrual	-	1,177	2,049	8,201	271	8,513	5,481	-	25,692
Total Commercial, financial and agricultural	$531,833	$172,982	$346,772	$284,296	$123,977	$239,146	$1,170,641	$248	$2,869,894
Current-period gross write-offs	$36	$1,002	$-	$52	$675	$4,327	$2,851	$3,172	$12,115

Real estate - construction
Pass	$367,275	$292,379	$506,542	$150,307	$32,330	$16,083	$72,793	$-	$1,437,710
Special Mention	259	3,100	28,224	16,477	-	-	-	-	48,060
Substandard - Accruing	-	590	2,000	-	-	946	-	-	3,536
Substandard -Non-accrual	-	-	-	-	-	-	-	-	-
Total Real estate - construction	$367,534	$296,069	$536,766	$166,784	$32,330	$17,029	$72,793	$-	$1,489,306
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$377,351	$168,561	$503,351	$467,790	$276,795	$594,794	$65,269	$802	$2,454,713
Special Mention	10,148	6,410	1,373	22,087	5,441	16,912	4,961	-	67,332
Substandard - Accruing	3,562	417	1,147	6,681	2,169	2,378	-	-	16,354
Substandard -Non-accrual	-	-	2,886	-	79	5,779	-	-	8,744
Total Owner-occupied commercial	$391,061	$175,388	$508,757	$496,558	$284,484	$619,863	$70,230	$802	$2,547,143
Current-period gross write-offs	$-	$-	$-	$100	$-	$137	$-	$-	$237

1-4 family mortgage
Pass	$294,602	$126,953	$319,472	$188,104	$65,673	$78,629	$351,240	$-	$1,424,673
Special Mention	-	469	2,523	2,943	1,124	6,628	2,428	-	16,115
Substandard - Accruing	-	-	-	-	-	403	381	-	784
Substandard -Non-accrual	-	265	646	855	405	380	500	-	3,051
Total 1-4 family mortgage	$294,602	$127,687	$322,641	$191,902	$67,202	$86,040	$354,549	$-	$1,444,623
Current-period gross write-offs	$-	$28	$61	$62	$-	$129	$481	$-	$761

Non-owner occupied commercial
Pass	$479,275	$174,415	$1,449,886	$888,829	$367,100	$670,317	$70,161	$246	$4,100,229
Special Mention	-	$-	$8,304	$53,926	$-	$3,376	$-	$-	65,606
Substandard - Accruing	-	-	4,584	-	-	9,565	-	-	14,149
Substandard -Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Non-owner occupied commercial	$479,275	$174,415	$1,463,158	$943,630	$367,100	$683,258	$70,161	$246	$4,181,243
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$33,004	$2,941	$2,462	$1,346	$1,234	$2,505	$29,335	$-	$72,827
Special Mention	-	-	-	-	-	-	45	-	45
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard -Non-accrual	-	-	-	-	-	755	-	-	755
Total Consumer	$33,004	$2,941	$2,462	$1,346	$1,234	$3,260	$29,380	$-	$73,627
Current-period gross write-offs	$19	$8	$-	$-	$-	$75	$469	$-	$571

Total Loans
Pass	$2,080,509	$936,388	$3,113,189	$1,969,680	$863,220	$1,557,340	$1,709,994	$1,296	$12,231,616
Special Mention	12,174	10,645	52,684	97,875	9,819	36,917	29,081	-	249,195
Substandard - Accruing	4,626	1,007	8,718	7,030	2,533	38,912	22,698	-	85,524
Substandard -Non-accrual	-	1,442	5,965	9,931	755	15,427	5,981	-	39,501
Total Loans	$2,097,309	$949,482	$3,180,556	$2,084,516	$876,327	$1,648,596	$1,767,754	$1,296	$12,605,836
Current-period gross write-offs	$55	$1,038	$61	$214	$675	$4,668	$3,801	$3,172	$13,684

Loans by performance status as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,911,262	$34,522	$2,945,784
Real estate - construction	1,495,401	36,884	1,532,285
Real estate - mortgage:
Owner-occupied commercial	2,667,082	12,973	2,680,055
1-4 family mortgage	1,618,226	7,070	1,625,296
Non-owner occupied commercial	4,373,688	75,022	4,448,710
Total real estate mortgage	8,658,996	95,065	8,754,061
Consumer	78,681	1,156	79,837
Total	$13,144,340	$167,627	$13,311,967

December 31, 2024	Performing	Nonperforming	Total

	(In Thousands)
Commercial, financial and agricultural	$2,844,164	$25,730	$2,869,894
Real estate - construction	1,488,645	661	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,538,399	8,744	2,547,143
1-4 family mortgage	1,439,332	5,291	1,444,623
Non-owner occupied commercial	4,179,984	1,259	4,181,243
Total real estate mortgage	8,157,715	15,294	8,173,009
Consumer	72,846	781	73,627
Total	$12,563,370	$42,466	$12,605,836

Loans by past due status as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$3,753	$146	$80	$3,979	$34,442	$2,907,363	$2,945,784	$22,561
Real estate - construction	-	-	-	-	36,884	1,495,401	1,532,285	36,884
Real estate - mortgage:
Owner-occupied commercial	3,289	303	-	3,592	12,973	2,663,490	2,680,055	12,972
1-4 family mortgage	388	5,619	818	6,825	6,252	1,612,219	1,625,296	5,874
Non-owner occupied commercial	7,179	4,769	-	11,948	75,022	4,361,740	4,448,710	74,561
Total real estate - mortgage	10,856	10,691	818	22,365	94,247	8,637,449	8,754,061	93,407
Consumer	85	69	67	221	1,089	78,527	79,837	-
Total	$14,694	$10,906	$965	$26,565	$166,662	$13,118,740	$13,311,967	$152,852

December 31, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With no ACL

	(In Thousands)
Commercial, financial and agricultural	$9,218	$8,469	$38	$17,725	$25,692	$2,826,477	$2,869,894	$22,266
Real estate - construction	6,046	15,898	661	22,605	-	1,466,701	1,489,306	-
Real estate - mortgage:
Owner-occupied commercial	9,494	2,478	-	11,972	8,744	2,526,427	2,547,143	8,644
1-4 family mortgage	1,157	3,111	2,240	6,508	3,051	1,435,064	1,444,623	2,787
Non-owner occupied commercial	4,432	-	-	4,432	1,259	4,175,552	4,181,243	729
Total real estate - mortgage	15,083	5,589	2,240	22,912	13,054	8,137,043	8,173,009	12,160
Consumer	83	34	26	143	755	72,729	73,627	-
Total	$30,430	$29,990	$2,965	$63,385	$39,501	$12,502,950	$12,605,836	$34,426

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial revolving lines of credit and credit cards.  For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts GDP growth as a second loss driver for its agricultural and consumer loan pools.  Consistent forecasts of the loss drivers are used across the loan segments.  At September 30, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects both national unemployment and national GDP growth rate to improve compared to the December 31, 2024 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three and nine months ended September 30, 2025 and 2024.

	Commercial,				Non-owner
	financial and	Real estate -	Owner-occupied	1-4 family	occupied	Real estate -
	agricultural	construction	commercial	mortgage	commercial	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended September 30, 2025
Allowance for credit losses on Loans:
Balance at July 1, 2025	$53,022	$46,423	20,927	14,944	32,189	$68,060	$2,454	$169,959
Charge-offs	(7,947)	-	(688)	(235)	(371)	(1,294)	(109)	(9,350)
Recoveries	237	30	-	-	-	-	21	288
Provision for credit losses on loans	12,785	(4,373)	(62)	859	(580)	217	709	9,338
Balance at September 30, 2025	$58,097	$42,080	20,177	15,568	31,238	$66,983	$3,075	$170,235

	Three Months Ended September 30, 2024
Allowance for credit losses:
Balance at July 1, 2024	$56,216	$40,450	19,039	13,629	27,016	$59,684	$1,742	$158,092
Charge-offs	(3,020)	-	-	(252)	-	(252)	(155)	(3,427)
Recoveries	616	-	-	2	-	2	37	655
Provision	3,226	(3,092)	964	1,331	3,027	5,322	(21)	5,435
Balance at September 30, 2024	$57,038	$37,358	20,003	14,710	30,043	$64,756	$1,603	$160,755

	Nine Months Ended September 30, 2025
Allowance for credit losses:
Balance at January 1, 2025	$55,330	$38,597	22,302	14,096	31,328	$67,726	$2,805	$164,458
Charge-offs	(17,209)	(46)	(4,038)	(286)	(1,121)	(5,445)	(242)	(22,942)
Recoveries	1,367	30	1	-	-	1	105	1,503
Provision for credit losses on loans	18,609	3,499	1,912	1,758	1,031	4,701	407	27,216
Balance at September 30, 2025	$58,097	$42,080	20,177	15,568	31,238	$66,983	$3,075	$170,235

	Nine Months Ended September 30, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	17,702	12,029	25,395	$55,126	$1,412	$153,317
Charge-offs	(8,217)	-	(100)	(338)	-	(438)	(361)	(9,016)
Recoveries	1,221	8	6	2	-	8	61	1,298
Provision	11,913	(7,308)	2,395	3,017	4,648	10,060	491	15,156
Balance at September 30, 2024	$57,038	$37,358	20,003	14,710	30,043	$64,756	$1,603	$160,755

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The ACL on unfunded commitments was $780,000 at September 30, 2025, and $608,000 at December 31, 2024. The provision expense for unfunded commitments was $125,000 and $173,000 for the three and nine months ended September 30, 2025, respectively. There was $233,000 and $32,000 provision expense for the three and nine months ended September 30, 2024, respectively.

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

		Accounts				ACL
September 30, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$29,756	$1,767	$3,416	$38,218	$73,157	$20,341
Real estate - construction	53,122	-	-	945	54,067	-
Real estate - mortgage:
Owner-occupied commercial	15,713	-	-	357	16,070	-
1-4 family mortgage	6,692	-	109	-	6,801	397
Non-owner occupied commercial	64,832	-	-	876	65,708	1,557
Total real estate - mortgage	87,237	-	109	1,233	88,579	1,954
Consumer	-	-	-	1,115	1,115	1,115
Total	$170,115	$1,767	$3,525	$41,511	$216,918	$23,410

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,901	$1,721	$7,449	$42,684	$70,755	$17,615
Real estate - construction	2,590	-	-	946	3,536	-
Real estate - mortgage:
Owner-occupied commercial	24,935	-	-	78	25,013	2,890
1-4 family mortgage	3,719	-	109	-	3,828	287
Non-owner occupied commercial	14,533	-	-	875	15,408	2,081
Total real estate - mortgage	43,187	-	109	953	44,249	5,258
Consumer	-	-	-	755	755	755
Total	$64,678	$1,721	$7,558	$45,338	$119,295	$23,628

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$151	$8,236	$495	$8,882	0.07%
Real estate - construction	-	5,945	-	5,945	0.04%
Owner-occupied commercial	-	2,211	-	2,211	0.02%
1-4 family mortgage	-	402	-	402	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$151	$16,794	$495	$17,440	0.13%

	Nine Months Ended September 30, 2025
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$151	$8,236	$495	$8,882	0.07%
Real estate - construction	-	5,945	-	5,945	0.04%
Owner-occupied commercial	-	13,325	-	13,325	0.10%
1-4 family mortgage	-	402	-	402	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$151	$27,908	$495	$28,554	0.21%

	Three months ended September 30, 2024
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$235	$11,355	$-	$11,590	0.09%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	-	-	-	-%
1-4 family mortgage	115	-	-	115	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$350	$11,355	$-	$11,705	0.09%

	Nine months ended September 30, 2024
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$2,737	$12,363	$-	$15,100	0.12%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	1,155	-	1,155	0.01%
1-4 family mortgage	115	172	101	388	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$2,852	$13,690	$101	$16,643	0.13%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 5	$466
Real estate - construction	4 to 5	339
Owner-occupied commercial	4	100
1-4 family mortgage	4	17
Non-owner occupied commercial	-	-

	Nine Months Ended September 30, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 5	$466
Real estate - construction	4 to 5	339
Owner-occupied commercial	4 to 8	232
1-4 family mortgage	4	17
Non-owner occupied commercial	-	-

Three Months Ended September 30, 2024
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 95	$1,278
Real estate - construction	-	-
Owner-occupied commercial	4 to 5	-
1-4 family mortgage	6	-
Non-owner occupied commercial	-	-

	Nine Months Ended September 30, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 95	$1,403
Real estate - construction	12	-
Owner-occupied commercial	60 to 60	16
1-4 family mortgage	3 to 121	2
Non-owner occupied commercial	11	-

There was one loan modified on or after September 30, 2024, past due greater than 30 days or on non-accrual as of September 30, 2025.

As of September 30, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first or second quarters of 2025 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status. Beginning in the second quarter of 2024, the policy surrounding the definition of borrowers experiencing financial difficulty was refined.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms up to 14 years. At September 30, 2025, the Company had lease right-of-use assets and lease liabilities totaling $23.0 million and $24.1 million, respectively, compared to $26.1 million and $27.1 million, respectively, at December 31, 2024, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

September 30, 2025
(In Thousands)
2025 (remaining)	$1,508
2026	5,283
2027	4,210
2028	3,275
2029	2,776
thereafter	11,102
Total lease payments	28,154
Less: imputed interest	(4,065)
Present value of operating lease liabilities	$24,089

As of September 30, 2025, the weighted average remaining term of operating leases and the weighted average discount rate used in the measurement of operating lease liabilities was 7.4 years and 3.85%, respectively, compared to 7.8 years and 3.72%, respectively, as of September 30, 2024.

Operating cash flows related to leases were $1.5 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, compared to $1.4 million and $4.2 million for the three and nine months ended September 30, 2024, respectively.

Lease costs during the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease cost	$1,505	$1,443
Short-term lease cost	1	59
Variable lease cost	231	206
Sublease income	(5)	(4)
Net lease cost	$1,732	$1,704

	Nine Months Ended September 30,
	2025	2024
Operating lease cost	$4,490	$4,237
Short-term lease cost	35	59
Variable lease cost	676	639
Sublease income	(14)	(14)
Net lease cost	$5,187	$4,921

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $629,000 and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes stock option activity during the nine months ended September 30, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2025:
Outstanding at January 1, 2025	80,450	$26.03	1.9	$4,723
Exercised	(31,950)	17.10	-	2,027
Outstanding at September 30, 2025	48,500	$31.92	2.2	$2,358

Exercisable at September 30, 2025	48,500	$31.92	2.2	$2,358

Nine Months Ended September 30, 2024:
Outstanding at January 1, 2024	165,800	$24.35	2.9	$7,211
Exercised	(33,350)	18.71	1.0	11,627
Outstanding at September 30, 2024	132,450	$25.69	2.6	$5,117

Exercisable at September 30, 2024	115,950	$22.95	1.7	$6,808

As of September 30, 2025, there were no unvested options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2025, there was $5.6 million of total unrecognized compensation cost related to unvested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.4 years of the restricted stock’s vesting period.

The Company periodically grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The number of performance shares earned is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of performance shares are determined using a Monte Carlo simulation model on the grant date. As of September 30, 2025, there was $971,000 of total unrecognized compensation cost related to unvested performance shares. As of September 30, 2025, non-vested performance shares had a weighted average remaining time to vest of 1.5 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2025:
Non-vested at January 1, 2025	145,837	$66.35	30,065	$70.45
Granted	33,884	84.67	6,316	84.64
Additional performance share attainment	-	-	290	89.68
Vested	(38,517)	62.99	(7,126)	72.00
Forfeited	(3,530)	73.86	(2,645)	71.82
Non-vested at September 30, 2025	137,674	$71.61	26,900	$73.44

Nine Months Ended September 30, 2024:
Non-vested at January 1, 2024	158,298	$58.08	31,944	$58.25
Granted	50,324	66.74	14,253	68.67
Vested	(46,938)	45.61	(18,653)	37.05
Forfeited	(5,696)	53.50	(2,318)	72.18
Non-vested at September 30, 2024	155,988	$64.79	25,226	$78.53

NOTE 8 - DEPOSITS

Deposits at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Noninterest-bearing demand	$2,598,895	$2,619,687
Interest-bearing checking	10,061,648	9,511,161
Savings	104,512	102,088
Time deposits, $250,000 and under	398,952	367,216
Time deposits, over $250,000	942,915	943,307
	$14,106,922	$13,543,459

The scheduled maturities of time deposits at September 30, 2025 were as follows:

(In Thousands)
2025	$642,533
2026	642,284
2027	41,664
2028	3,116
2029	8,095
Thereafter	4,175
Total	$1,341,867

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2025 and December 31, 2024 were not material.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individually evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2025 was 0% to 70% and 10%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 0% to 75% and 25.5% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $10.4 million and $14.0 million during the three and nine months ended September 30, 2025, respectively, and $4.7 million and $5.8 million during the three and nine months ended September 30, 2024, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2025 was 12% to 48% and 35.2%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 19% to 47% and 22.7%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A net gain (loss) on the sale and write-downs of OREO and repossessed assets of ($3,000) and $298,000 was recognized for the three and nine months ended September 30, 2025, respectively, and a loss of $55,000 and $89,000 for the three and nine months ended September 30, 2024. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There was one residential real estate loan with an aggregate balance of $268,000 foreclosed and classified as OREO as of September 30, 2025, compared to three residential real estate loan foreclosures for $450,000 as of December 31, 2024.

There were four residential real estate loans with a balance of $534,000 in the process of foreclosure as of September 30, 2025, compared to one residential real estate loan foreclosures for $82,000 as of December 31, 2024.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. There were no liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements at September 30, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury securities	$672,566	$-	$-	$672,566
Mortgage-backed securities	-	142,907	-	142,907
State and municipal securities	-	9,735	-	9,735
Corporate debt	-	352,936	-	352,936
Total available-for-sale debt securities	672,566	505,578	-	1,178,144
Total assets at fair value	$672,566	$505,578	$-	$1,178,144

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Recurring Basis:
Available for sale debt securities:
U.S. Treasury securities	$617,486	$-	$-	$617,486
Government agency securities	-	-	-	-
Mortgage-backed securities	-	219,274	-	219,274
State and municipal securities	-	9,517	-	9,517
Corporate debt	-	315,123	-	315,123
Total available-for-sale debt securities	617,486	543,914	-	1,161,400
Total assets at fair value	$617,486	$543,914	$-	$1,161,400

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Loans individually evaluated	$-	$-	$193,508	$193,508
Other real estate owned and repossessed assets	-	-	611	611
Total assets at fair value	$-	$-	$194,119	$194,119

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Loans individually evaluated	$-	$-	$95,667	$95,667
Other real estate owned and repossessed assets	-	-	2,531	2,531
Total assets at fair value	$-	$-	$98,198	$98,198

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the nine months ended September 30, 2025, there were no transfers out of Level 3 into Level 2.

The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2025 and September 30, 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,763,303	$1,763,303	$1,763,303	$-	$-
Held to maturity U.S. Treasury securities	249,566	238,131	238,131	-	-
Federal funds sold	10,002	10,002	-	10,002	-
Held to maturity debt securities	421,529	384,194	-	384,194	-
Mortgage loans held for sale	9,433	9,433	-	9,433	-
Restricted equity securities	12,203	12,203	-	12,203	-
Held to maturity debt securities	500	500	-	-	500
Loans, net	13,141,732	12,885,745	-	-	12,885,745
Financial Liabilities:
Deposits	$14,106,922	$14,105,877	$-	$14,105,877	$-
Federal funds purchased	1,488,150	1,488,150	-	1,488,150	-
Other borrowings	64,750	59,956	-	59,956	-

December 31, 2024	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,375,589	$2,375,589	$2,375,589	$-	$-
Held to maturity U.S. Treasury securities	249,403	229,771	229,771	-	-
Federal funds sold	1,045	1,045	-	1,045	-
Held to maturity debt securities	465,200	409,475	-	409,475	-
Mortgage loans held for sale	9,211	9,211	-	9,211	-
Restricted equity securities	11,300	11,300	-	11,300	-
Held to maturity debt securities	250	250	-	-	250
Loans, net	12,441,378	12,013,721	-	-	12,013,721
Financial Liabilities:
Deposits	$13,543,459	$13,540,438	$-	$13,540,438	$-
Federal funds purchased	1,993,728	1,993,728	-	1,993,728	-
Other borrowings	64,743	59,130	-	59,130	-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of September 30, 2025 and December 31, 2024 and consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024.

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

Third Quarter Highlights

●	Diluted earnings per common share of $1.20 for the third quarter of 2025, an increase of 9.1%, from the third quarter of 2024.
●	Average loans of $13.21 billion for the third quarter of 2025, an increase of $839.1 million, or 6.8%, from the third quarter of 2024.
●	Average deposits of $14.13 billion for the third quarter of 2025, an increase of $617.8 million, or 4.6%, from the third quarter of 2024.
●	Net interest income of $133.4 million for the third quarter of 2025, increased $18.3 million, or 15.9%, from the third quarter of 2024.
●	Net interest margin of 3.09% for third quarter of 2025, increased 25 basis points from 2.84% in the third quarter of 2024.

Overview

As of September 30, 2025, we had consolidated total assets of $17.58 billion, an increase of $232.6 million, or 1.3%, from $17.35 billion at December 31, 2024. Total loans were $13.31 billion at September 30, 2025, an increase of $706.1 million, or 5.6%, from $12.61 billion at December 31, 2024. Total deposits were $14.11 billion at September 30, 2025, an increase of $563.5 million, or 4.2%, from $13.54 billion at December 31, 2024.

Net income and net income available to common stockholders was $65.6 million for the quarter ended September 30, 2025, compared to net income and net income available to common stockholders of $59.9 million for the third quarter of 2024. Basic and diluted earnings per common share were both $1.20 for the three months ended September 30, 2025, compared to $1.10 for both in the corresponding period in 2024.

Net income and net income available to common stockholders was $190.2 million for the nine months ended September 30, 2025, compared to net income of $162.1 million and net income available to common stockholders of $162.0 million for the nine months ended September 30, 2024. Basic and diluted earnings per common share were both $3.48 for the nine months ended September 30, 2025, compared to $2.97 for both for the corresponding period in 2024. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on average assets	1.47%	1.43%	1.44%	1.35%
Return on average common stockholders' equity	14.88%	15.55%	15.01%	14.51%
Dividend payout ratio	28.35%	27.36%	29.32%	27.36%
Net interest margin (1)	3.09%	2.84%	3.04%	2.77%
Efficiency ratio (2)	35.22%	36.90%	34.56%	38.53%
Average stockholders' equity to average total assets	9.87%	9.22%	9.58%	9.27%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At September 30, 2025, we had $10.0 million in federal funds sold, compared to $1.0 million at December 31, 2024. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2025, we had $1.18 billion in balances at the Federal Reserve, compared to $2.25 billion at December 31, 2024.

Investment Securities

Debt securities available-for-sale totaled $1.18 billion at September 30, 2025 and $1.16 billion at December 31, 2024. During the three and nine months ended September 30, 2025, the Company sold available-for-sale mortgage-backed securities with amortized cost bases of $83.4 million and $153.9 million, respectively, and recorded pre-tax losses of $7.8 million and $16.4 million as a result of our portfolio restructuring during 2025. Debt securities held to maturity totaled $671.6 million at September 30, 2025 and $714.9 million at December 31, 2024. We had paydowns of $74.2 million on mortgage-backed securities and government agencies, maturities of $97.5 million on municipal bonds, corporate securities and treasury securities, and calls of $109.7 million on corporate securities during the nine months ended September 30, 2025. We purchased $85.3 million in mortgage-backed securities, $147.8 million in U.S. Treasury securities, $3.0 million in municipal bonds, and $136.7 million in corporate securities during the nine months ended September 30, 2025. For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2025 and December 31, 2024, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of September 30, 2025 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations (“CDOs”). As of September 30, 2025, we had $352.9 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of September 30, 2025.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.21 billion and $1.43 billion as of September 30, 2025 and December 31, 2024, respectively.

Loans

We had total loans of $13.31 billion, an increase of $706.1 million, or 5.6%, from $12.61 billion at December 31, 2024. All loan categories increased compared to the prior year period, with the majority of the growth occurring in Real Estate – Mortgage loans, owner-occupied commercial, 1-4 family mortgage, and non-owner occupied commercial, which increased by $238.4 million, $215.3 million, and $257.8 million, respectively, year-over-year. During the current quarter, non-owner occupied commercial loans increased by $110.0 million and owner-occupied commercial loans increased by $122.3 million, while construction loans decreased by $203.1 million.

The following table details our loan portfolio and the percentage composition by type at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

	(Dollars in Thousands)
Commercial, financial and agricultural	$2,945,784	$2,793,989
Real estate - construction	1,532,285	1,439,648
Real estate - mortgage:
Owner-occupied commercial	2,680,055	2,441,687
1-4 family mortgage	1,625,296	1,409,981
Non-owner occupied commercial	4,448,710	4,190,935
Total real estate - mortgage	8,754,061	8,042,603
Consumer	79,837	61,986
Total Loans	13,311,967	12,338,226
Less: Allowance for credit losses	(170,235)	(160,755)
Net Loans	$13,141,732	$12,177,471

Commercial, financial and agricultural	22.13%	22.64%
Real estate - construction	11.51	11.67
Real estate - mortgage:
Owner-occupied commercial	20.13	19.79
1-4 family mortgage	12.21	11.43
Non-owner occupied commercial	33.42	33.97
Total real estate - mortgage	65.76	65.19
Consumer	0.60	0.50
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at September 30, 2025 as segregated by industry concentrations based on North American Industry Classification System:

	September 30, 2025
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$569,010	7.9%
Other Services (except Public Administration)	311,128	4.4
Health Care and Social Assistance	311,865	4.4
Accommodation and Food Services	232,460	3.3
Manufacturing	193,868	2.7
Professional, Scientific, and Technical Services	185,187	2.6
Real Estate and Rental and Leasing	156,196	2.2
Wholesale Trade	154,218	2.2
All Other Owner Occupied Real Estate	566,123	7.9
Total Owner Occupied Real Estate	$2,680,055	37.6%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,317,004	18.4%
Shopping or Retail Center	631,640	8.9
Hotel or Motel	648,944	9.1
Office Building	451,159	6.3
Nursing Home or Assisted Living Facility	332,537	4.7
Office Warehouse	214,001	3.0
Warehouse	154,368	2.2
Self-Storage Facility	180,844	2.5
Gas Station or Convenience Store	107,177	1.5
Restaurant	69,272	1.0
All Other Income Property	341,764	4.8
Total Non-Owner Occupied Real Estate	$4,448,710	62.4%
Total Commercial Real Estate	$7,128,765	100.0%

The table below summarizes the Company’s commercial real estate portfolio at September 30, 2025 as segregated by geographic region in which the property is located:

	September 30, 2025
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,259,831	31.7%
Florida	1,840,558	25.8
Georgia	917,119	12.9
North Carolina	267,228	3.7
South Carolina	299,657	4.2
Tennessee	621,726	8.7
Virginia	103,819	1.5
Other	818,827	11.5
Total commercial real estate loans	$7,128,765	100.0%

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

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the three and nine months ended September 30, 2025 and 2024.

	As of and for the Three Months Ended		As of and for the Nine Months Ended September 30,
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$13,311,967	$12,338,226	$13,311,967	$12,338,226
Average loans outstanding, net of unearned income	$13,205,775	$12,366,657	$12,976,490	$12,058,006
Allowance for credit losses at beginning of period	169,959	158,092	164,458	153,317
Charge-offs:
Commercial, financial and agricultural loans	7,947	3,020	17,209	8,217
Real estate - construction	-	-	46	-
Real estate - mortgage	1,294	252	5,445	438
Consumer loans	109	155	242	361
Total charge-offs	9,350	3,427	22,942	9,016
Recoveries:
Commercial, financial and agricultural loans	237	616	1,367	1,221
Real estate - construction	30	-	30	8
Real estate - mortgage	-	2	1	8
Consumer loans	21	37	105	61
Total recoveries	288	655	1,503	1,298
Net charge-offs	9,062	2,772	21,439	7,718
Provision for credit losses on loans	9,338	5,435	27,216	15,156
Allowance for credit losses on loans at period end	$170,235	$160,755	$170,235	$160,755
Allowance for credit losses on loans to period end loans	1.28%	1.30%	1.28%	1.30%
Net charge-offs to average loans	0.27%	0.09%	0.22%	0.09%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

		Percentage of loans
		in each category
September 30, 2025	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$58,097	22.13%
Real estate - construction	42,080	11.51%
Owner-occupied commercial	20,177	20.13%
1-4 family mortgage	15,568	12.21%
Non-owner occupied commercial	31,238	33.42%
Consumer	3,075	0.60%
Total	$170,235	100.00%

		Percentage of loans
		in each category
December 31, 2024	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$55,330	22.77%
Real estate - construction	38,597	11.81%
Owner-occupied commercial	22,302	20.21%
1-4 family mortgage	14,096	11.46%
Non-owner occupied commercial	31,328	33.17%
Consumer	2,805	0.58%
Total	$164,458	100.00%

Nonperforming Assets

Total nonperforming loans at September 30, 2025, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $125.2 million, or 294.7%, to $167.6 million from $42.5 million at December 31, 2024. Of this total, nonaccrual loans of $166.7 million at September 30, 2025 represented a net increase of $127.2 million from nonaccrual loans at December 31, 2024. The majority of the year-over-year increase in non-performing assets was attributable to a single large, multi-family real estate secured relationship. Excluding credit card accounts, there were four loans 90 or more days past due and still accruing totaling $818,000 at September 30, 2025, compared to no loans at December 31, 2024. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2025 and 2024 were $17.4 million and $11.7 million, respectively.

The following table details our nonperforming assets at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$34,442	57	$25,692	54
Real estate - construction	36,884	7	-	-
Real estate - mortgage:
Owner-occupied commercial	12,973	18	8,744	14
1-4 family mortgage	6,252	35	3,051	24
Non-owner occupied commercial	75,022	10	1,259	2
Total real estate - mortgage	94,247	63	13,054	40
Consumer	1,089	4	755	1
Total Nonaccrual loans:	$166,662	131	$39,501	95

90+ days past due and accruing:
Commercial, financial and agricultural	$80	9	$38	4
Real estate - construction	-	-	661	2
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	818	4	2,240	7
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	818	4	2,240	7
Consumer	67	24	26	21
Total 90+ days past due and accruing:	$965	37	$2,965	34

Total Nonperforming Loans:	$167,627	168	$42,466	129

Plus: Other real estate owned and repossessions	611	6	2,531	8
Total Nonperforming Assets	$168,238	174	$44,997	137

Ratios:
Nonperforming loans to total loans	1.26%		0.34%
Nonperforming assets to total loans plus other real estate owned and repossessions	1.26%		0.36%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	1.26%		0.36%

OREO and repossessed assets at September 30, 2025 were $611,000, a decrease of $1.9 million, or 75.9%, from $2.5 million at December 31, 2024. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,531	$995
Transfers from loans and capitalized expenses	811	3,531
Proceeds from sales	(3,029)	(1,843)
Write-downs / net gain (loss) on sales	298	40
Balance at end of period	$611	$2,723

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At September 30, 2025, our total deposits were $14.11 billion, an increase of $563.5 million, or 4.2%, from $13.54 billion at December 31, 2024.

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Noninterest-bearing demand	$2,598,895	18.42%	$2,619,687	19.34%
Interest-bearing demand	2,062,567	14.63%	2,753,210	20.33%
Money market	7,999,081	56.70%	6,757,951	49.90%
Savings	104,512	0.74%	102,088	0.75%
Time deposits, $250,000 and under	398,952	2.83%	367,216	2.71%
Time deposits, over $250,000	942,915	6.68%	943,307	6.97%
	$14,106,922	100.00%	$13,543,459	100.00%

At September 30, 2025 and December 31, 2024, we estimate that we had approximately $9.46 billion and $9.03 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2025 and 2024 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Portion of Time Deposits in Excess of Insurance Limit
September 30, 2025
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)
3 months or less	$186,066
Over 3 months through 6 months	109,619
Over 6 months through 12 months	96,293
Over 12 months	29,826
Total	$421,804

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.49 billion and $1.99 billion at September 30, 2025 and December 31, 2024, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.46% for the quarter ended September 30, 2025. Other borrowings consist of the following:

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2025, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.40 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.16 billion and $2.22 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.40 billion in available funding for brokered deposits. Additionally, the Bank had approximately $312.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $17.71 billion and $17.68 billion, respectively, for the three and nine months ended September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sources of Funds:
Deposits:
Non-interest-bearing	15.0%	15.5%	14.8%	16.0%
Interest-bearing	64.6	65.5	64.0	65.2
Federal funds purchased	9.3	8.4	10.3	8.3
Long term debt and other borrowings	0.4	0.4	0.4	0.4
Other liabilities	0.7	0.7	0.8	0.6
Equity capital	10.0	9.5	9.7	9.5
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	74.6%	74.5%	73.5%	75.0%
Securities	10.9	11.8	11.0	12.3
Interest-bearing balances with banks	9.1	10.7	11.5	9.6
Federal funds sold	2.1	-	0.9	0.2
Other assets	3.3	3.0	3.1	2.9
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at September 30, 2025 was $1.78 billion, or 10.13% of total assets. At December 31, 2024, total stockholders’ equity attributable to us was $1.62 billion, or 9.32% of total assets.

As of September 30, 2025, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2025.

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2025, December 31, 2024 and September 30, 2024:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,771,773	11.49%	$693,692	4.50%	N/A	N/A
ServisFirst Bank	1,830,830	11.88%	693,638	4.50%	$1,001,921	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,772,273	11.50%	924,923	6.00%	N/A	N/A
ServisFirst Bank	1,831,330	11.88%	924,850	6.00%	1,233,134	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,990,038	12.91%	1,233,231	8.00%	N/A	N/A
ServisFirst Bank	2,002,345	12.99%	1,233,134	8.00%	1,541,417	10.00
Tier 1 Capital to Average Assets:
Consolidated	1,772,273	10.01%	708,436	4.00%	N/A	N/A
ServisFirst Bank	1,831,330	10.34%	708,414	4.00%	885,517	5.00%

As of December 31, 2024
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,634,837	11.42%	$644,441	4.50%	N/A	N/A
ServisFirst Bank	1,694,412	11.83%	644,402	4.50%	$930,803	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,635,337	11.42%	859,255	6.00%	N/A	N/A
ServisFirst Bank	1,694,912	11.84%	859,203	6.00%	1,145,604	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,847,146	12.90%	1,145,673	8.00%	N/A	N/A
ServisFirst Bank	1,859,978	12.99%	1,145,604	8.00%	1,432,005	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,635,337	9.59%	682,238	4.00%	N/A	N/A
ServisFirst Bank	1,694,912	9.94%	682,223	4.00%	852,779	5.00%

As of September 30, 2024
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,587,789	11.25%	$635,191	4.50%	N/A	N/A
ServisFirst Bank	1,646,071	11.66%	635,148	4.50%	$917,435	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,588,289	11.25%	846,921	6.00%	N/A	N/A
ServisFirst Bank	1,646,571	11.67%	846,863	6.00%	1,129,151	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,803,087	12.77%	1,129,228	8.00%	N/A	N/A
ServisFirst Bank	1,808,628	12.81%	1,129,151	8.00%	1,411,439	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,588,289	9.54%	666,213	4.00%	N/A	N/A
ServisFirst Bank	1,646,571	9.89%	666,173	4.00%	832,716	5.00%

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

Financial instruments whose unfunded contract amounts represent credit risk at September 30, 2025 are as follows:

September 30, 2025
(In Thousands)
Commitments to extend credit	$3,541,944
Credit card arrangements	390,127
Standby letters of credit	141,265
$4,073,336

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders was $65.6 million for the quarter ended September 30, 2025, compared to net income and net income available to common stockholders of $59.9 million for the third quarter of 2024. Net income and net income available to common stockholders was $190.2 million for the nine months ended September 30, 2025, compared to net income of $162.1 million and net income available to common stockholders of $162.0 million for the nine months ended September 30, 2024. The increase in net income for both the three and nine months ended September 30, 2025 compared to 2024 was primarily driven by growth in net interest income, partially offset by decreases in non-interest income.

Basic and diluted earnings per common share were both $1.20 for the three months ended September 30, 2025, compared to $1.10 for both in the corresponding period in 2024. Basic and diluted earnings per common share were both $3.48 for the nine months ended September 30, 2025, compared to $2.97 for both in the corresponding period in 2024. Return on average assets for the three and nine months ended September 30, 2025 was 1.47% and 1.44% compared to 1.43% and 1.35%, respectively, for the corresponding periods in 2024. Return on average common stockholders’ equity for the three and nine months ended September 30, 2025 was 14.88% and 15.01%, respectively, compared to 15.55% and 14.51%, respectively, for the corresponding periods in 2024.

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

Taxable-equivalent net interest income increased $18.4 million, or 15.9%, to $133.5 million for the three months ended September 30, 2025 compared to $115.1 million for the corresponding period in 2024, and increased $64.7 million, or 20.0%, to $388.9 million for the nine months ended September 30, 2025 compared to $324.2 million for the corresponding period in 2024. The taxable-equivalent yield on interest-earning assets decreased to 5.82% for the three months ended September 30, 2025 from 6.12% for the corresponding period in 2024, and decreased to 5.79% for the nine months ended September 30, 2025 from 6.00% for the corresponding period in 2024. The yield on loans for the three months ended September 30, 2025 was 6.34% compared to 6.62% for the corresponding period in 2024, and 6.35% compared to 6.50% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The cost of total interest-bearing liabilities decreased to 3.55% for the three months ended September 30, 2025 compared to 4.26% for the corresponding period in 2024, and decreased to 3.55% for the nine months ended September 30, 2025 from 4.23% for the corresponding period in 2024. Net interest margin for the three months ended September 30, 2025 was 3.09% compared to 2.84% for the corresponding period in 2024, and 3.04% for the nine months ended September 30, 2025 compared to 2.77% for the corresponding period in 2024.

The Federal Reserve Bank’s targeted federal funds rate was 4.75 – 5.00% at September 30, 2024 compared to its current range as of September 30, 2025 of 4.00 – 4.25%.

The following tables show, for the three and nine months ended September 30, 2025 and September 30, 2024, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2025			2024
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$13,175,297	$210,517	6.34%	$12,351,073	$205,791	6.63%
Tax-exempt (3)	30,478	420	5.47	15,584	73	1.86
Total loans, net of unearned income	13,205,775	210,937	6.34	12,366,657	205,864	6.62
Mortgage loans held for sale	11,351	138	4.82	10,674	102	3.80
Investment securities:
Taxable	1,926,101	17,339	3.60	1,955,632	17,437	3.57
Tax-exempt (3)	444	6	5.41	815	9	4.42
Total investment securities (4)	1,926,545	17,345	3.60	1,956,447	17,446	3.57
Federal funds sold	365,733	4,723	5.12	2,106	31	5.86
Restricted equity securities	12,167	195	6.36	11,290	209	7.36
Interest-bearing balances with banks	1,608,118	18,022	4.45	1,775,192	24,343	5.46
Total interest-earning assets	$17,129,689	$251,360	5.82%	$16,122,366	$247,995	6.12%
Non-interest-earning assets:
Cash and due from banks	103,470			103,539
Net fixed assets and equipment	60,614			60,607
Allowance for credit losses, accrued interest and other assets	415,586			340,621
Total assets	$17,709,359			$16,627,133

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,069,440	$11,247	2.16%	$2,318,384	$17,299	2.97%
Savings deposits	103,668	433	1.66	102,627	453	1.76
Money market accounts	7,965,115	73,587	3.67	7,321,503	81,857	4.45
Time deposits	1,344,257	13,468	3.97	1,197,650	13,601	4.52
Total interest-bearing deposits	11,482,480	98,735	3.41	10,940,164	113,210	4.12
Federal funds purchased	1,640,377	18,437	4.46	1,391,118	18,960	5.42
Other borrowings	64,761	688	4.21	64,738	687	4.22
Total interest-bearing liabilities	$13,187,618	$117,860	3.55%	$12,396,020	$132,857	4.26%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,651,043			2,575,575
Other liabilities	122,873			122,455
Stockholders' equity	1,762,980			1,574,902
Accumulated other comprehensive loss	(15,155)			(41,819)
Total liabilities and stockholders' equity	$17,709,359			$16,627,133
Net interest income		$133,500			$115,138
Net interest spread			2.27%			1.86%
Net interest margin			3.09%			2.84%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $6,103 and $3,949 are included in interest income in the third quarter of 2025 and 2024, respectively.
(2)	Amortization of acquired loan premiums of $49 and $45 is included in interest income in 2025 and 2024, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(22,574) and $(58,802) are excluded from the yield calculation in the third quarter of 2025 and 2024, respectively.

	For the Three Months Ended September 30,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$13,748	$(9,022)	$4,726
Tax-exempt	115	232	347
Total loans, net of unearned income	13,863	(8,790)	5,073
Mortgages held for sale	7	29	36
Debt securities:
Taxable	(232)	134	(98)
Tax-exempt	(5)	2	(3)
Total debt securities	(237)	136	(101)
Federal funds sold	4,696	(4)	4,692
Restricted equity securities	14	(29)	(15)
Interest-bearing balances with banks	(2,131)	(4,190)	(6,321)
Total interest-earning assets	$16,212	$(12,848)	$3,364

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1,706)	$(4,346)	$(6,052)
Savings	5	(25)	(20)
Money market accounts	6,867	(15,137)	(8,270)
Time deposits	1,587	(1,720)	(133)
Total interest-bearing deposits	6,753	(21,228)	(14,475)
Federal funds purchased	3,129	(3,652)	(523)
Other borrowed funds	-	1	1
Total interest-bearing liabilities	9,882	(24,879)	(14,997)
Increase in net interest income	$6,330	$12,031	$18,361

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was favorable as loan yields decreased 28 basis points and average rates paid on interest-bearing liabilities decreased 71 basis points for the three months ended September 30, 2025.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2025			2024
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$12,947,848	$613,173	6.35%	$12,041,204	$586,657	6.51%
Tax-exempt (3)	28,642	1,141	5.34	16,802	382	3.04
Total loans, net of unearned income	12,976,490	614,314	6.35	12,058,006	587,039	6.50
Mortgage loans held for sale	9,957	371	5.00	7,413	271	4.88
Investment securities:
Taxable	1,941,945	49,922	3.45	1,968,535	49,575	3.36
Tax-exempt (3)	508	20	5.28	1,105	32	3.87
Total debt securities (4)	1,942,453	49,942	3.45	1,969,640	49,607	3.36
Federal funds sold	165,236	6,337	5.14	25,873	1,109	5.73
Restricted equity securities	11,927	606	6.81	11,000	606	7.36
Interest-bearing balances with banks	2,025,629	67,677	4.48	1,549,710	63,627	6.00
Total interest-earning assets	$17,131,692	$739,247	5.79%	$15,621,642	$702,259	6.00%
Non-interest-earning assets:
Cash and due from banks	107,153			99,680
Net fixed assets and equipment	60,067			60,131
Allowance for credit losses, accrued interest and other assets	383,087			314,403
Total assets	$17,681,999			$16,095,856

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,252,648	$35,569	2.12%	$2,257,650	$48,726	2.88%
Savings deposits	102,396	1,250	1.64	105,159	1,372	1.74
Money market accounts	7,640,446	208,954	3.67	6,987,741	232,727	4.45
Time deposits	1,342,343	41,195	4.11	1,173,217	39,124	4.45
Total interest-bearing deposits	11,337,833	286,968	3.39	10,523,767	321,949	4.09
Federal funds purchased	1,829,036	61,321	4.49	1,335,914	54,729	5.47
Other borrowings	64,754	2,062	4.27	64,737	1,374	2.84
Total interest-bearing liabilities	$13,231,623	$350,351	3.55%	$11,924,418	$378,052	4.23%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,618,540			2,588,532
Other liabilities	138,235			91,029
Stockholders' equity	1,716,877			1,537,432
Accumulated other comprehensive loss	(23,276)			(45,555)
Total liabilities and stockholders' equity	$17,681,999			$16,095,856
Net interest income		$388,896			$324,207
Net interest spread			2.24%			1.77%
Net interest margin			3.04%			2.77%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $14,297 and $10,921 are included in interest income in 2025, and 2024, respectively.
(2)	Amortization of acquired loan premiums of $152 and $141 is included in interest income in 2025 and 2024, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(33,571) and $(64,522) are excluded from the yield calculation in 2025 and 2024, respectively.

	For the Nine Months Ended September 30,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$42,855	$(16,339)	$26,516
Tax-exempt	367	392	759
Total loans, net of unearned income	43,222	(15,947)	27,275
Mortgages held for sale	95	5	100
Debt securities:
Taxable	(692)	1,039	347
Tax-exempt	(21)	9	(12)
Total debt securities	(713)	1,048	335
Federal funds sold	5,356	(128)	5,228
Interest-bearing balances with banks	17,228	(13,178)	4,050
Total interest-earning assets	$65,188	$(28,200)	$36,988

Interest-bearing liabilities:
Interest-bearing demand deposits	$(108)	$(13,049)	$(13,157)
Savings	(36)	(86)	(122)
Money market accounts	20,314	(44,087)	(23,773)
Time deposits	5,324	(3,253)	2,071
Total interest-bearing deposits	25,494	(60,475)	(34,981)
Federal funds purchased	17,699	(11,107)	6,592
Other borrowed funds	-	688	688
Total interest-bearing liabilities	43,193	(70,894)	(27,701)
Increase in net interest income	$21,995	$42,694	$64,689

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. While the overall rate component was favorable, loan yields decreased by 15 basis points, and the average rate paid on interest-bearing liabilities decreased by 68 basis points for the nine months ended September 30, 2025.

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

	Balance Sheet Location	September 30, 2025	December 31, 2024
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$98,471	$75,705
Amount of future funding commitments including in carrying amount	Other liabilities	62,344	39,502
Lending exposures	Loans	46,934	77,579
SBIC and certain other equity method investments:
Carrying amount	Other assets	7,290	4,642
Amount of future funding commitments not included in carrying amount	N/A	21,160	12,308

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

		Three months ended September 30,
	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$25,475	$812
Amortization Expense	Income tax expense	22,375	633

		Nine months ended September 30,
	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$32,157	$2,436
Amortization Expense	Income tax expense	27,502	1,899

Provision for Credit Losses

The provision for credit losses on loans was $9.3 million for the three months ended September 30, 2025, an increase of $3.9 million from $5.4 million for the three months ended September 30, 2024, and was $27.2 million for the nine months ended September 30, 2025, an increase of $12.1 million from $15.2 million for the nine months ended September 30, 2024. The ACL as of September 30, 2025, June 30, 2025, and September 30, 2024, totaled $170.2 million, $170.0 million, and $160.8 million, or 1.28%, 1.28%, and 1.30% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.27% for the three months ended September 30, 2025, a 18 basis points increase compared to 0.09% for the third quarter of 2024. Annualized net credit charge-offs to year-to-date average loans were 0.22% for the nine months ended September 30, 2025, compared to 0.09% for the corresponding period in 2024. Nonperforming loans increased to $167.6 million, or 1.26% of total loans, at September 30, 2025 from $42.5 million, or 0.34% of total loans at December 31, 2024, and increased compared to $39.2 million, or 0.32% of total loans, at September 30, 2024. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
Non-interest income:
Service charges on deposit accounts	$3,316	$2,341	$975	41.6%	$8,545	$6,784	$1,761	26.0%
Mortgage banking	1,864	1,352	512	37.9%	3,800	3,409	391	11.5%
Credit card income	2,405	1,925	480	24.9%	6,492	6,413	79	1.2%
Securities losses	(7,812)	-	(7,812)	NM %	(16,375)	-	(16,375)	NM %
Increase in cash surrender value life insurance	2,405	2,113	292	13.8%	6,668	7,402	(734)	(9.9)%
Other operating income	655	818	(163)	(19.9)%	2,401	2,245	156	6.9%
Total non-interest income	$2,833	$8,549	$(5,716)	(66.9)%	$11,531	$26,253	$(14,722)	(56.1)%

Noninterest income totaled $2.8 million for the three months ended September 30, 2025, a decrease of $5.7 million, or 66.9%, compared to the corresponding period in 2024, and totaled $11.5 million for the nine months ended September 30, 2025, a decrease of $14.7 million, or 56.1%, from the corresponding period in 2024. Non-interest income decreased for both the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to losses of $7.8 million and $16.4 million, respectively, on the sale of available-for-sale debt securities, resulting from the restructuring of our portfolio during 2025.

Details of noninterest income are as follows:

●

Service charges on deposit accounts increased $975,000, or 41.6%, to $3.3 million for the three months ended September 30, 2025 compared to $2.3 million for the same period in 2024, and increased $1.8 million, or 26.0%, to $8.5 million for the nine months ended September 30, 2025 compared to $6.8 million for the same period in 2024. We increased our service charge rates on many of our checking account products in July of 2025.

●

Mortgage banking income increased $512,000, or 37.9%, to $1.9 million for the three months ended September 30, 2025 compared to $1.4 million for the same period in 2024, and increased $391,000, or 11.5%, to $3.8 million for the nine months ended September 30, 2025 compared to $3.4 million for the same period in 2024. The increase in mortgage banking revenue was attributed to an overall increase in mortgage volume compared to 2024.

●

Net credit card income increased $480,000, or 24.9%, to $2.4 million for the three months ended September 30, 2025 compared to $1.9 million for the same period in 2024, and increased $79,000, or 1.2%, to $6.5 million for the nine months ended September 30, 2025 compared to $6.4 million for the same period in 2024.

●

Bank-owned life insurance (“BOLI”) income increased $292,000, or 13.8%, to $2.4 million for the three months ended September 30, 2025 compared to $2.1 million for the same period in 2024, and decreased $734,000, or 9.9%, to $6.7 million for the nine months ended September 30, 2025 compared to $7.4 million for the same period in 2024. We purchased an additional $125 million in BOLI contracts during the third quarter of 2025.

●

Other income decreased $163,000, or 19.9%, to $655,000 for the three months ended September 30, 2025 compared to $818,000 for the same period in 2024, and increased $156,000, or 6.9%, to $2.4 million for the nine months ended September 30, 2025 compared to $2.2 million for the same period in 2024. Merchant service revenue decreased $25,000, or 4.2%, to $580,000 for the three months ended September 30, 2025 compared to $606,000 for the same period in 2024, and decreased $18,000, or 1.1%, to $1.7 million for the nine months ended September 30, 2025 compared to $1.7 million for the same period in 2024.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
Non-interest expense:
Salaries and employee benefits	$25,522	$25,057	$465	1.9%	$70,977	$72,256	$(1,279)	(1.8)%
Equipment and occupancy expense	3,615	3,795	(180)	(4.7)%	10,860	10,919	(59)	(0.5)%
Third party processing and other services	8,095	8,035	60	0.7%	23,838	22,666	1,172	5.2%
Professional services	1,857	1,715	142	8.3%	5,694	4,920	774	15.7%
FDIC and other regulatory assessments	2,742	2,355	387	16.4%	8,349	8,462	(113)	(1.3)%
OREO expense	82	103	(21)	(20.4)%	142	141	1	0.7%
Other operating expense	6,083	4,572	1,511	33.0%	18,447	14,886	3,561	23.9%
Total non-interest expense	$47,996	$45,632	$2,364	5.2%	$138,307	$134,250	$4,057	3.0%

Noninterest expense totaled $48.0 million for the three months ended September 30, 2025, an increase of $2.4 million, or 5.2%, compared to the corresponding period in 2024, and totaled $138.3 million for the nine months ended September 30, 2025, an increase of $4.1 million, or 3.0%, from to the corresponding period in 2024.

Details of noninterest expense are as follows:

●

Salary and benefit expense increased $465,000, or 1.9%, to $25.5 million for the three months ended September 30, 2025 compared to $25.1 million for the same period in 2024, and decreased $1.3 million, or 1.8%, to $71.0 million for the nine months ended September 30, 2025 compared to $72.3 million for the same period in 2024. The number of FTE employees increased by 30, or 4.8%, to 650 at September 30, 2025 compared to 620 at September 30, 2024.

●

Third party processing and other services increased $60,000, or 0.7%, to $8.1 million for the three months ended September 30, 2025 compared to $8.0 million for the same period in 2024, and increased $1.2 million, or 5.2%, to $23.8 million for the nine months ended September 30, 2025 compared to $22.7 million for the same period in 2024.

●

Professional services expense increased $142,000, or 8.3%, to $1.9 million for the three months ended September 30, 2025 compared to $1.7 million for the same period in 2024, and increased $774,000, or 15.7%, to $5.7 million for the nine months ended September 30, 2025 compared to $4.9 million for the same period in 2024.

●

FDIC and other regulatory assessments increased $387,000, or 16.4%, to $2.7 million for the three months ended September 30, 2025 compared to $2.4 million for the same period in 2024, and decreased $113,000, or 1.3%, to $8.3 million for the nine months ended September 30, 2025 compared to $8.5 million for the same period in 2024.

●

Other operating expenses increased $1.5 million, or 33.0%, to $6.1 million for the three months ended September 30, 2025 compared to $4.6 million for the same period in 2024, and increased $3.6 million, or 23.9%, to $18.4 million for the nine months ended September 30, 2025 compared to $14.9 million for the same period in 2024.

Income Tax Expense

Income tax expense was $13.3 million for the three months ended September 30, 2025 compared to $12.5 million for the same period in 2024, and was $44.3 million for the nine months ended September 30, 2025, compared to $37.5 million for the same period in 2024. Our effective tax rate for the three and nine months ended September 30, 2025 was 16.8% and 18.9%, respectively, compared to 17.2% and 18.8% for the corresponding periods in 2024, respectively. We invested in a renewable energy tax credit during the third quarter of 2025 for which we received tax credits and other benefits of approximately $3.6 million. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during the three and nine months ended September 30, 2025 of $81,000 and $785,000, respectively, compared to $111,000 and $711,000 for three and nine months ended September 30, 2024, respectively.  Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting principles we follow and our methods for applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate-sensitive assets and rate-sensitive liabilities. If rates are falling, and the level of rate-sensitive liabilities is greater than the level of rate-sensitive assets, the impact on the net interest margin will be favorable. Conversely, if rates are rising, and the level of rate-sensitive liabilities exceeds the level of rate-sensitive assets, the net interest margin will be negatively impacted. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short-term rates may be rising while longer-term rates remain stable. In addition, different types of rate-sensitive assets and rate-sensitive liabilities react differently to changes in rates.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2025. Based upon the evaluation, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

SERVISFIRST BANCSHARES, INC.

Date: November 4, 2025	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 4, 2025	By	/s/ David A. Sparacio
David A. Sparacio
Chief Financial Officer