Form 10-K
period 2025-12-31
ServisFirst Bancshares, Inc.
filed 2026-02-27
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $77.51 per share of Common Stock, was $3,949,440,122.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2026
Common stock, $.001 par value	54,640,525

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

SERVISFIRST BANCSHARES, INC.

TABLE OF CONTENTS

FORM 10-K

DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) and other publicly available documents, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” reflect our current views with respect to, among other things, future events and our financial performance. The words “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation:

●

the effects of adverse changes in the economy or business conditions, including inflation, recession, interest rate volatility, tariffs, trade wars or other changes in economic conditions, either nationally or in our market areas;

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

PART I

Unless this Form 10-K indicates otherwise, the terms “we,” ”our,” “us,” “the Company,” “ServisFirst Bancshares” and “ServisFirst” as used herein refer to ServisFirst Bancshares, Inc., and its subsidiaries, including ServisFirst Bank, which sometimes is referred to as “our bank subsidiary,” “our bank” or “the Bank,” and its other subsidiaries. References herein to the fiscal years 2023, 2024 and 2025 mean our fiscal years ended December 31, 2023, 2024 and 2025, respectively.

ITEM 1. BUSINESS.

Overview

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate 33 full-service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. We also operate a loan production office in Florida. Through our bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.  As of December 31, 2025, we had total assets of approximately $17.73 billion, total loans of approximately $13.70 billion, total deposits of approximately $14.22 billion, and total stockholders’ equity of approximately $1.85 billion.

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

Certain of our subsidiaries hold and manage participations in residential mortgages and commercial real estate loans originated by our bank in Alabama, Florida, Georgia and Tennessee, respectively, and have elected to be treated as a real estate investment trust, or REIT, for U.S. income tax purposes. The financial results of each of these entities is consolidated into the Company’s financial results.

As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file reports with the Federal Reserve and are subject to regular examinations by that agency.

Markets and Competition

We operate primarily from locations in Alabama, Florida, Georgia, North and South Carolina, Tennessee and Virginia. We also operate a loan production office in Florida. As of December 31, 2025, we operated through 33 banking offices and one loan production office. We draw most of our deposits from, and conduct most of our lending transactions in, these markets.

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

In our markets, our five largest competitors are Regions Financial Corporation, Wells Fargo & Company, PNC Financial Services Group, Inc., Truist Financial Corporation, and Pinnacle Financial Partners, Inc. (formerly Synovus Financial Corp.). These institutions, as well as other competitors of ours, may have greater resources, serve broader geographic markets, have higher lending limits, offer various services that we do not offer and may better afford, and make broader use of, media advertising, support services, and electronic technology than us.  To offset these competitive disadvantages, we depend on our reputation for greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

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

At year-end 2025, owner-occupied commercial real estate totaled approximately $2.74 billion, representing 20.0% of our total loan portfolio. Substandard loans in this segment totaled $21.1 million, and we recorded approximately $4.0 million in net charge-offs during 2025. In addition to the credit quality monitoring actions described above, we also require annual reviews for relationships greater than $3.0 million, which are completed by the responsible Lender and submitted to Credit Administration for approval. These reviews include a discussion of key credit issues and collateral monitoring and help ensure any emerging risks are quickly identified and addressed.

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

At year-end 2025, non-owner-occupied commercial real estate amounted to approximately $4.60 billion, representing 33.6% of our total loan portfolio. Substandard loans in this category totaled $88.7 million, we recorded approximately $1.2 million in net charge-offs during 2025. In order to manage the risk inherent in these credits, we prepare a quarterly report to the Board of Directors detailing the top 20 metropolitan areas in which our collateral is located. In addition to the credit quality monitoring actions described above for non-owner-occupied commercial real estate loans over $3.0 million, we perform a more granular loan-level stress test using updated borrower financial information and data provided by a third-party vendor. These loan-level stress test results are shared with the Risk Management Committee for further oversight. Relationships exceeding $3.0 million are subject to the same annual review requirement that applies to owner-occupied properties and construction loans.

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

Risks associated with these loans are generally less significant than those for our other real estate loan types. Potential risks include bankruptcies, economic downturns, customer financial problems, and fluctuations in real estate values. We have not made, and do not expect to make, any “Alt-A” or subprime loans. At year-end 2025, our 1-4 family mortgage portfolio was approximately $1.67 billion, representing 12.2% of our total loan portfolio. Substandard loans totaled $10.0 million, and we recorded approximately $303,000 in charge-offs for 2025. In addition to the credit quality monitoring actions described above, our quarterly regional credit meetings and monthly/quarterly reports to the Board also include details on problem 1-4 family mortgage loans and broader portfolio trends.

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

To mitigate the risk of construction loan defaults in our portfolio, management tracks and monitors these loans closely, with oversight from the Board of Directors. Total construction loans decreased $31.7 million, or 2.1%, at December 31, 2025, compared to December 31, 2024. There were $16,000 in net charge-offs on construction loans during 2025 and $(8,000) in net charge-offs (recoveries) on construction loans during 2024. There were $36.8 million in construction loans rated as substandard at December 31, 2025 and $3.5 million construction loans rated as substandard at December 31, 2024.

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

Commitments and Contingencies

As of December 31, 2025, we had commitments to extend credit beyond current amounts funded of $3.78 billion, had issued standby letters of credit in the amount of $117.4 million, and had commitments for credit card arrangements of $395.8 million.

Investments

In addition to loans, we purchase investments in securities, primarily in mortgage-backed securities and state and municipal securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Board of Directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set by the Board of Directors. Our investment policy provides that no more than 30% of our total investment portfolio may be composed of municipal securities. All securities held are traded in liquid markets, and we have no auction-rate securities. We had no investments in any one security, restricted or liquid, in excess of 10% of our stockholders’ equity at December 31, 2025.

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

The following discussion describes select material elements of the regulatory framework that applies to us. The description is not intended to summarize all laws, regulations and supervisory policies applicable to us and is qualified in its entirety by reference to the full text of the statutes, regulations and supervisory policies described. Further, the following discussion addresses the select material elements of the regulatory framework as in effect as of the date of this Form 10-K. Legislation and regulatory action to revise federal and state banking laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. The recent changes in the U.S. presidential administration and the composition of the U.S. Congress has led to significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over our operations, after the date of this Form 10-K.

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve before acquiring 25% or more of the outstanding common stock of a bank holding company or otherwise obtaining control or a “controlling influence” over the bank holding company (certain presumptions of control may apply once an acquiror owns 5% or more of the common stock and certain other factors are present).

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Most of the new rule's requirements were originally scheduled to become applicable on January 1, 2026 with the remaining requirements, including the data reporting requirements, becoming applicable on January 1, 2027. However, a federal court issued an injunction in March 2024 that indefinitely extended the compliance date until the injunction is lifted. Further, in July 2025, the federal banking agencies issued a notice of proposed rulemaking to rescind the October 2023 final rulemaking and replace it with the prior CRA regulation.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of “prompt corrective action” to resolve the problems of undercapitalized financial institutions. Under this system, which was modified by the Basel III Capital Rules, the federal banking agencies have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital thresholds for each of those categories. At December 31, 2025, the Bank was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank had to maintain minimum total risk-based, tier 1 risk-based, CET1 risk-based, and tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.

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

The Alabama Banking Department also regulates the Bank’s dividend payments. Under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the Bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our bank is also required by Alabama law to obtain the prior approval of the Superintendent of Banks (“Superintendent”) for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years, less any required transfers to surplus. Based on this, our bank would be limited to paying $500.3 million in dividends as of December 31, 2025, subject to maintaining certain required capital levels. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

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

Open Banking Rule

On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services.  The rule is in a current state of flux as a federal court has issued a preliminary injunction prohibiting the CFPB from enforcing the rule until the CFPB can complete its reconsideration of the rule.  In August 2025, the CFPB issued an advance notice of proposed rulemaking seeking comments as it evaluates issuing a proposed rule that would replace the current rule.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing a debit card transaction and imposes other requirements on card networks. In June 2011, the Federal Reserve implemented a rule, which includes a cap of 21 cents plus .05% of the transaction on the interchange fee for debit card issuers with $10 billion or more in assets. The Bank exceeded $10 billion in assets for the first time as of June 30, 2020, and the Durbin Amendment rules became effective for us on July 1, 2022. The Durbin Amendment rules did not have a material impact on our revenue. In October 2023, the Federal Reserve requested comment on a proposal to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The proposed rule is pending and has not been finalized.

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

On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions and the price and terms of credit. The purpose of the rulemaking is to increase transparency and combat discrimination in small business lending. The CFPB issued a Notice of Proposed Rulemaking in November 2025 that would make certain changes to the rule, including reducing the number of data points banks must collect and report as well as extending the compliance deadline to January 1, 2028.

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

New proposals to change the laws and regulations governing the banking industry are frequently introduced in the United States Congress, in the state legislatures and before the various bank regulatory agencies. Additionally, the future implementation and enforcement of regulations may be affected by current and future Presidential administrations. The likelihood and timing of any such changes and the impact such changes might have on us and the Bank, however, cannot be determined at this time. In this regard, bills are presently pending before Congress and certain state legislatures, and additional bills may be introduced in the future in Congress and state legislatures, to alter the structure, regulation and competitive relationships of financial institutions. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected by any new regulation or statute.

Human Capital Resources

At ServisFirst Bancshares, we believe that our employees are truly our most valuable asset and that each of us directly contributes to our continued mutual success. As of December 31, 2025, we had 666 full-time equivalent employees. We have 216 employees located in our corporate office, including sales and operations, and 450 in our regional offices and branches. Our management believes that we have good relations with our employees.

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

Available Information

Our corporate website is www.servisfirstbank.com. We have direct links on this website to our Code of Ethics and the charters for our Audit, Compensation and Corporate Governance and Nominations Committees, accessible on the “Investor Relations” section of our website. We also have direct links to our filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to these filings, which are available free of charge through our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Stockholders may request hard copies of our filings, free of charge, by contacting our Senior Vice President of Corporate Treasury and Investor Relations, Davis Mange, at 2500 Woodcrest Place, Birmingham, AL 35209, telephone (205) 949-3420.

ITEM 1A. RISK FACTORS.

The following list identifies the material risk factors known to us as of the date of this Form 10-K. Our business, financial condition, results of operations and prospectus and ability to pay dividends could be materially harmed by any of the following risks or by other risks identified in this Form 10-K, as well as by other risks we may not have anticipated or viewed as material as of the date of this Form 10-K. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements presented elsewhere by management. See also “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We are dependent on the services of our management team, key employees and Board of Directors

Our success depends in large part on the performance of our key personnel, including our management team, and Board of Directors and directors of the Bank. If any of our or the Bank’s executive officers, other key personnel, or directors leaves us or the Bank, we may be adversely affected. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

We are subject to numerous risks related to real estate.

As of December 31, 2025, 65.8% of our loan portfolio was composed of commercial and consumer real estate loans, of which 32.2% was owner-occupied commercial or 1-4 family mortgage loans. The real estate collateral provides an alternate source of repayment in the event of default by the borrower, but could deteriorate in value after the time the credit is initially extended. A decline in real estate values, could require us to re-value the collateral and increase our provision for credit losses.

Additionally, in the event of a default with respect to any of these loans, we may foreclose on the real estate, which subjects us to additional risk of ownership and operation of real estate. The amount we receive upon ultimate sale of the collateral is dependent upon many factors outside of our control, which may result in the amount received being less than the outstanding principal and interest on the loan. We may also face difficulty managing the amount of costs or size of the risks associated with the ownership of real estate prior to sale.

Furthermore, we could be liable to governmental entities or third parties related to environmental and other liabilities with respect to real estate that we foreclose upon. The costs associated with environmental investigation or remediation activities could be substantial.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2025, our 10 largest borrowing relationships totaled $823.9 million in commitments (including unfunded commitments), or approximately 6.0% of our total loan portfolio. If one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and we may be required to increase the allowance or suffer a loss in connection therewith.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate.

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

If our assumptions and judgments are inaccurate, particularly with respect to creditworthiness of borrowers and value of collateral, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses. Furthermore, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management.

For more information, see Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, legal risk, compliance risk, strategic risk, cybersecurity risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure or circumvention in our internal controls could have a significant negative impact on our Company and our reputation with our customers, regulators and investors.

Our corporate structure provides for decision-making authority by our regional chief executive officers and banking teams.

We attract and retain our management talent by empowering them to make certain business decisions on a local level, subject to certain exceptions that require approval by our centralized credit administration department in Birmingham, Alabama or our senior management team. Our local bankers may not follow our internal procedures, whether intentionally or negligently, or otherwise act in our best interests with respect to their decision-making.

We may fail to grow or fail to manage our growth effectively.

We have opened new offices in several new markets in the past five years. Our current strategy is to grow organically and, if appropriate, supplement that growth with select acquisitions.

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

We face competition from financial institutions and other financial service providers.

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

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share.

Our operations and financial performance could be adversely affected by natural disasters and weather.

Natural disasters, such as hurricanes, tornados, flooding, drought, fires, and earthquakes, and other similar unpredictable weather events such as heat waves, freezes, temperature changes, and changing weather patterns could affect us by interrupting our systems, damaging our offices or otherwise preventing us from operating our business in the ordinary course. Those events may also impact indirectly by damaging or destroying the businesses or properties of our customers, impairing our customers’ ability to make loan payments on a timely basis, destroying property pledged as collateral for loans or increasing costs in response to changes. Certain of our coastal markets may be even more susceptible to hurricanes, flooding and other natural disasters more common to coastal areas. We may further be impacted by any increased burdens or costs to comply with increased environmental regulations or laws, market shifts and changing investor perception in response to the weather events described above.

We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including those of artificial intelligence. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to implement new technology-driven products and services, which could reduce our ability to effectively compete or increase our overall expenses.

Our information systems may experience a failure or interruption.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. We will from time to time convert from one system to another in the normal course of business. Ineffective conversions could cause failure or interruption in the operation of our information systems. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability.

We use information technology in our operations and offer online banking services to our customers, which exposes us to the risk of unauthorized access.

Secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. We plan to continue to provide internet banking and mobile banking channels, use our information systems and those of third parties, and plan to continue to develop additional remote connectivity solutions to serve our customers. We are under continuous threat of loss due to the evolving nature and complexity, and increasing frequency of, hacking, cyber-attacks and fraud, including fraud committed by external parties against us or our customers, fraud committed internally by or associates and fraud committed by customers, unauthorized access, security breaches, computer viruses and other malware, phishing schemes, human error or other security failures related to information systems. Our customer’s use of personal smartphones, tablet PCs, or other mobile devices, and our use of third-party systems that are beyond our control systems in order to access our products and services may increase these risks. As these threats continue to evolve, we continue to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats.

These threats may result in the unauthorized release, gathering, monitoring, misuse, loss, inability to compile or use, or destruction of our or our customers’ confidential, proprietary data and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. This could result in significant regulatory costs and expose us to litigation and other possible liabilities, disrupt our systems and the systems of third parties we use, damage our competitive position, cause our existing customers to lose confidence in our systems, and adversely affect our reputation and ability to generate deposits. Our insurance may be inadequate to compensate us for losses due to any such loss or event.

Further, in addition to cyber-attacks, there has been a significant increase in check fraud in which checks are stolen in the mail and fraudulently deposited into the criminal’s account. This has resulted in losses to the Bank, and we expect this trend to continue.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed and operated by third-party vendors to process various transactions. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Our agreements with outside third parties include indemnification obligations in the event of any such security breaches; however, there is no assurance that such third-parties will have sufficient resources to provide full indemnification of all of their customers in the event such a security breach occurs.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or further expand our business. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to grow and expand.

We may be subject to concentration risk.

Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets, which may subject us to geographic, industry, borrower and collateral concentration. We have been, and may in the future be, negatively impacted by general business and economic conditions in our markets, including due to interest rates, housing conditions, real estate values, inflation, labor market issues, recession, tariffs, trade wars, pandemics, political issues, regulatory issues and changes local economies, that differ from the broader U.S. or global economies. Our credit risk and credit losses could increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by unique geographic, industry or market conditions. This may expose us to greater lending risks than those faced by other banks that lend to different markets, industries, or to larger, better-capitalized and more diversified businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us as a result of these policies could limit our ability to leverage our capital.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We seek to position our asset portfolio to perform adequately in both a higher or lower interest rate environment, but this may not remain true in the future. Our interest sensitivity profile was somewhat liability sensitive as of December 31, 2025, generally meaning that our net interest income would decrease more from rising interest rates than from falling interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for credit losses.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, correspondent banks, the sale of loans and other sources could have a substantial negative effect on our liquidity. Approximately 73% of the Bank’s liabilities as of December 31, 2025 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 77% of the assets of the Bank were loans, which cannot be called or sold in the same time frame. Our continued access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, satisfy regulatory capital requirements, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2025, the fair value of our investment securities portfolio was approximately $1.69 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates or instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. The soundness of many financial services companies may be closely interrelated as a result of credit, trading, clearing and other relationships between such financial services companies. Also as a result, we have credit risk exposure to different industries and counterparties, including correspondent banks, brokers and dealers, commercial banks, investment banks, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.

We invest in and/or finance certain tax-advantaged projects promoting renewable energy sources and affordable housing for low- and moderate-income tenants. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable provisions of the tax code and the ability of the projects to be completed and properly managed.

Risks Related to Our Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a bank holding company, we and the Bank are subject to federal regulation, and the examination and reporting requirements of various federal and state agencies, including the Federal Reserve, FDIC, CFPB, and the Alabama Banking Department. Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. We cannot predict what other changes, if any, will be made to the legal and regulatory regime, whether the changes will be retained or the effect that such changes may have. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage.

Additionally, like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates. Borrowings by the United States government to finance government debt may also cause fluctuations in interest rates. We do not have any control over monetary policies, or changes in those policies, implemented by the Federal Reserve or otherwise.

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

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation and we may face an adverse determination. Any such matter could result in substantial cost and diversion of our management’s efforts.

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

We and our bank are subject to capital and other requirements that restrict our ability to pay dividends.

In order to pay any dividends, we will need to receive dividends from our bank or have other sources of funds. We and the Bank are subject to restrictions on the payment of dividends. Future declarations of quarterly dividends are subject to the approval of our Board of Directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions, and subject to limits imposed on us by our regulators. For example, under Alabama law, a state-chartered bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital (our bank’s surplus currently exceeds 20% of its capital). Moreover, our Bank is also required by Alabama law to obtain the prior approval of the Superintendent for its payment of dividends if the total of all dividends declared by our bank in any calendar year will exceed the total of (1) our bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the bank to pay dividends to us and our ability to pay dividends to our stockholders. As of December 31, 2025, our Bank could pay approximately $500.3 million of dividends to us without prior approval of the Superintendent. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, resulting in heightened credit risk, and reduced valuation of investments, due to, among other things, supply chain issues and labor constraints, high rates of inflation, decreased economic activity concerns of AI overspending and AI spending interrelatedness. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. Many of the other risk factors discussed herein identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

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

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer and our Chief Information and Operations Officer, along with key members of his team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The Information Security Program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions and maturing our Information Security Program.

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

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer. Key members of management are embedded into the Incident Response Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually. The plan also defines escalation pathways to senior management, including the Chief Risk Officer, General Counsel, and Chief Financial Officer, to support determinations regarding materiality and any related public disclosures or regulatory notifications.

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

The Information Technology Steering Committee is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and our Chief Information and Operations Officer provide regular reports to the Information Technology Steering Committee and our Board of Directors regarding the Information Security Program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Information Technology Steering Committee and our Board of Directors review and approve our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee reviews our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full Board of Directors at each board meeting. The principal individuals on the Information Technology Steering Committee responsible for the foregoing activities are the Chief Information and Operations Officer (Chairman of the Committee); the Information Security Officer; and the Chief Risk Officer. The experience of Chief Information and Operations Officer; Information Security Officer; and Chief Risk Officer are as follows: 37 years of experience in bank operations, systems development, payments, and information technology in Financial Services sector; 20 years of information security experience in the Banking, Government, Military, Energy, and Insurance sectors; and 29 years of experience in audit and risk management in the Financial Services Sector (banking) as an FDIC Examiner; Internal Audit Director; and Chief Risk Officer, respectively.

ITEM 2. PROPERTIES.

As of December 31, 2025, we operated through 33 banking offices and one loan production office. Our Woodcrest Place office also includes our corporate headquarters. We own our corporate headquarters, and lease a majority of our other locations. Due to our focus on service-oriented banking with limited branch locations, each of these locations serves as a hub in our banking markets. We believe that our banking offices, whether owned or leased, are in good condition, are suitable to our needs and, for the most part, are relatively new or refurbished.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “SFBS.” As of February 20, 2026, there were 435 holders of record of our common stock.

Dividends

On December 15, 2025, our Board of Directors increased our quarterly cash dividend from $0.335 per share to $0.38 per share. Subject to the Board of Directors’ approval and applicable regulatory requirements, we expect to continue paying cash dividends on a quarterly basis.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities in 2025 other than those previously reported in our reports filed with the SEC.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

Performance Graph

The following graph shows a comparison of the five-year cumulative total stockholder return for the Company, the KBW Nasdaq Regional Banking Index (“KRX”), the Standard and Poor's 600 (“S&P 600”), and the Standard and Poor’s 600 Financials (“S&P 600 Financials”). The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. [Reserved].

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Overview

We are a bank holding company within the meaning of the BHC Act headquartered in Birmingham, Alabama. Through our wholly-owned subsidiary bank, we operate full service banking offices located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia.  We also operate a loan production office in Florida. Our principal business is to accept deposits from the public and to make loans and other investments. Our principal source of funds for loans and investments are demand, time, savings, and other deposits and the amortization and prepayment of loans and borrowings. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on our other borrowings, employee compensation, office expenses, and other overhead expenses. Our business is conducted through a single reportable segment. For additional information regarding our segment reporting, refer to (Note 22) - “Segment Reporting” Notes to the Consolidated Financial Statements.

Results of Operations

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2025 for a discussion and analysis of the more significant factors that affected periods prior to 2024.

Net Income Available to Common Stockholders

Net income available to common stockholders was $276.5 million for the year ended December 31, 2025, compared to $227.2 million for the year ended December 31, 2024. The increase in net income was primarily attributable to an increase in net interest income. Basic and diluted net income per common share were both $5.06 for the year ended December 31, 2025, compared to $4.17 and $4.16, respectively, for the year ended December 31, 2024. Return on average assets was 1.56% in 2025, compared to 1.39% in 2024, and return on average common stockholders’ equity was 16.05% in 2025, compared to 14.98% in 2024.

The following tables present a summary of our statements of income, including the percent change in each category, for the years ended December 31, 2025 compared to 2024, and for the years ended December 31, 2024 compared to 2023, respectively:

	Year Ended December 31,
	2025	2024	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$990,427	$946,121	4.7%
Interest expense	455,218	499,462	(8.9)%
Net interest income	535,209	446,659	19.8%
Provision for credit losses	35,311	21,587	63.6%
Net interest income after provision for credit losses	499,898	425,072	17.6%
Noninterest income	27,222	35,056	(22.3)%
Noninterest expense	184,990	181,146	2.1%
Income before income taxes	342,130	278,982	22.6%
Income taxes	65,527	51,740	26.6%
Net income	276,603	227,242	21.7%
Dividends on preferred stock	62	62	-%
Net income available to common stockholders	$276,541	$227,180	21.7%

	Year Ended December 31,
	2024	2023	Change from the Prior Year
	(Dollars in Thousands)
Interest income	$946,121	$813,246	16.3%
Interest expense	499,462	402,309	24.1%
Net interest income	446,659	410,937	8.7%
Provision for credit losses	21,587	18,715	15.3%
Net interest income after provision for credit losses	425,072	392,222	8.4%
Noninterest income	35,056	30,417	15.3%
Noninterest expense	181,146	178,051	1.7%
Income before income taxes	278,982	244,588	14.1%
Income taxes	51,740	37,735	37.1%
Net income	227,242	206,853	9.9%
Dividends on preferred stock	62	62	-%
Net income available to common stockholders	$227,180	$206,791	9.9%

Performance Ratios

The following table presents selected ratios of our results of operations for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Return on average assets	1.56%	1.39%	1.37%
Return on average stockholders' equity	16.05%	14.98%	15.13%
Dividend payout ratio	26.88%	29.82%	30.06%
Net interest margin (1)	3.12%	2.82%	2.81%
Efficiency ratio (2)	32.89%	37.60%	40.34%
Average stockholders' equity to average total assets	9.71%	9.29%	9.07%

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

Net interest income increased 19.8% for the year ended December 31, 2025 from the year ended December 31, 2024. Net interest income increased primarily due to a larger decline in the average rate paid on interest-bearing liabilities than the decline in the average yield on interest-earning assets, resulting in a wider net interest spread.

Average earning assets increased 8.2% in 2025 from 2024, which was primarily driven by an increase of 7.9% in average loans. A majority of our regional markets grew loans during 2025.

Average interest-bearing liabilities increased 9.3% in 2025 from 2024. The increase in interest-bearing deposits was mostly attributable to the organic growth of our deposit base.

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

The following table shows, for the years ended December 31, 2025, 2024 and 2023, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. This table is presented on a taxable equivalent basis, if applicable.

Average Balance Sheets and Net Interest Analysis

On a Fully Taxable-Equivalent Basis

For the Year Ended December 31,

(In thousands, except Average Yields and Rates)

	2025			2024			2023
	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$13,080,536	$826,976	6.32%	$12,134,929	$787,361	6.49%	$11,584,541	$698,177	6.03%
Tax-exempt (3)	29,153	1,567	5.38	15,896	434	2.73	18,271	834	4.56
Total loans, net of unearned income	13,109,689	828,543	6.32	12,150,825	787,795	6.48	11,602,812	699,011	6.02
Mortgage loans held for sale	9,940	482	4.85	7,974	401	5.03	4,293	259	6.03
Debt securities:
Taxable	1,912,880	67,122	3.51	1,959,488	66,535	3.40	1,881,074	53,499	2.84
Tax-exempt (3)	492	26	5.28	980	39	3.98	2,716	81	2.98
Total debt securities (4)	1,913,372	67,148	3.51	1,960,468	66,574	3.40	1,883,790	53,580	2.84
Federal funds sold and securities purchased with agreement to resell	241,838	12,007	4.96	19,770	1,128	5.71	53,376	2,844	5.33
Restricted equity securities	11,994	808	6.74	11,073	800	7.22	9,359	673	7.19
Interest-bearing balances with banks	1,866,211	81,773	4.38	1,698,962	89,522	5.27	1,066,159	57,063	5.35
Total interest-earning assets	$17,153,044	$990,761	5.78%	$15,849,072	$946,220	5.97%	$14,619,789	$813,430	5.56%
Non-interest-earning assets:
Cash and due from banks	105,871			100,639			105,140
Net premises and equipment	60,304			60,276			60,335
Allowance for loan losses, accrued interest and other assets	426,849			323,396			281,946
Total assets	$17,746,068			$16,333,383			$15,067,210

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$2,219,996	$45,043	2.03%	$2,282,599	$64,151	2.81%	$1,928,133	$43,265	2.24%
Savings	103,444	1,657	1.60	104,581	1,763	1.69	119,049	1,656	1.39
Money market	7,682,961	272,644	3.55	7,005,057	301,211	4.30	6,347,456	250,675	3.95
Time deposits (5)	1,355,048	54,544	4.03	1,201,756	53,525	4.45	1,010,683	36,144	3.58
Total interest-bearing deposits	11,361,449	373,888	3.29	10,593,993	420,650	3.97	9,405,321	331,740	3.53
Federal funds purchased and securities purchased with agreement to resell	1,799,637	78,640	4.37	1,444,463	76,064	5.27	1,288,877	66,730	5.18
Other borrowings	63,356	2,690	4.25	64,737	2,748	4.24	86,102	3,839	4.46
Total interest-bearing liabilities	$13,224,442	$455,218	3.44%	$12,103,193	$499,462	4.13%	$10,780,300	$402,309	3.73%
Non-interest-bearing liabilities:
Non-interest-bearing checking	2,654,480			2,609,137			2,857,831
Other liabilities	144,217			104,198			62,369
Stockholders' equity	1,741,120			1,559,213			1,418,189
Unrealized gains on securities	(18,191)			(42,358)			(51,479)
Total liabilities and stockholders' equity	$17,746,068			$16,333,383			$15,067,210

Net interest income		$535,543			$446,758			$411,121
Net interest spread			2.34%			1.84%			1.83%
Net interest margin (5)			3.12%			2.82%			2.81%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $19,761, $15,381 and $13,752 are included in interest income in 2025, 2024, and 2023, respectively.
(2)	Amortization of acquired loan premiums of $200, $186 and $197 is included in interest income in 2025, 2024 and 2023, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(26,700), $(60,030) and $(74,519) are excluded from the yield calculation in 2025, 2024, and 2023, respectively.
(5)	Net interest margin is net interest income divided by total interest-earning assets.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities:

	For the Year Ended December 31,
	2025 Compared to 2024 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2024 Compared to 2023 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income:
Taxable	$60,172	$(20,557)	$39,615	$34,143	$55,041	$89,184
Tax-exempt	524	609	1,133	(98)	(302)	(400)
Total loans, net of unearned income	60,696	(19,948)	40,748	34,045	54,739	88,784
Mortgage loans held for sale	95	(14)	81	191	(49)	142
Debt securities:
Taxable	(1,605)	2,192	587	2,307	10,729	13,036
Tax-exempt	(23)	10	(13)	(63)	21	(42)
Total debt securities	(1,628)	2,202	574	2,244	10,750	12,994
Federal funds sold and securities purchased with agreement to resell	11,044	(165)	10,879	(1,903)	188	(1,715)
Restricted equity securities	1	7	8	20	107	127
Interest-bearing balances with banks	8,265	(16,014)	(7,749)	33,357	(898)	32,459
Total interest-earning assets	78,473	(33,932)	44,541	67,954	64,837	132,791

Interest-bearing liabilities:
Interest-bearing demand deposits	(1,715)	(17,393)	(19,108)	8,800	12,086	20,886
Savings	(19)	(87)	(106)	(217)	324	107
Money market	27,334	(55,901)	(28,567)	27,212	23,324	50,536
Time deposits	6,453	(5,434)	1,019	7,563	9,818	17,381
Total interest-bearing deposits	32,053	(78,815)	(46,762)	43,358	45,552	88,910
Federal funds purchased and securities purchased with agreement to resell	16,822	(14,246)	2,576	8,176	1,158	9,334
Other borrowed funds	(59)	1	(58)	(914)	(177)	(1,091)
Total interest-bearing liabilities	48,816	(93,060)	(44,244)	50,620	46,533	97,153
Increase (decrease) in net interest income	$29,657	$59,128	$88,785	$17,334	$18,304	$35,638

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

From 2024 to 2025, both the volume and rate components were favorable, as average asset and liability balances increased while rates on both assets and liabilities declined, driven primarily by three reductions in the Federal Reserve’s target rate during 2025. The rate component benefited from a greater decrease in the cost of funds, as interest-bearing liabilities repriced downward more quickly than earning asset yields. As a result, our net interest margin expanded. Average rates paid on interest-bearing liabilities decreased 69 basis points over this period, while yields on average earning assets decreased 19 basis points.

The two primary factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. Our net interest spread and net interest margin were 2.34% and 3.12%, respectively, for the year ended December 31, 2025, compared to 1.84% and 2.82%, respectively, for the year ended December 31, 2024. The increase in net interest spread and net interest margin was primarily attributable to increases in the average balance and the interest earned from loans, which increased $958.9 million and $40.7 million, respectively, in 2025.

Our average interest-earning assets for the year ended December 31, 2025 increased $1.30 billion, or 8.2%, to $17.15 billion from $15.85 billion for the year ended December 31, 2024. Average loans grew $958.9 million, or 7.9%, average debt securities decreased $47.1 million, or 2.4%, and average federal funds sold, interest-bearing balances with banks, and securities purchased with agreement to resell increased $389.3 million, or 22.7%.

Our average interest-bearing liabilities increased $1.12 billion, or 9.3%, to $13.22 billion for the year ended December 31, 2025 from $12.10 billion for the year ended December 31, 2024. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased from 130.9% for the year ended December 31, 2024 to 129.7% for the year ended December 31, 2025, as average noninterest-bearing deposits and stockholders’ equity increased by a combined $227.3 million, or 5.45%, from 2024 to 2025.

Our average interest-earning assets produced a taxable equivalent yield of 5.78% for the year ended December 31, 2025, compared to 5.97% for the year ended December 31, 2024. The average rate paid on interest-bearing liabilities was 3.44% for the year ended December 31, 2025, compared to 4.13% for the year ended December 31, 2024.

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

The provision expense for credit losses for the year ended December 31, 2025 increased compared to the year-ended December 31, 2024. The increase in provision expense was primarily the result of loan growth during 2025 compared to 2024. Nonperforming loans increased to $168.8 million, or 1.23% of total loans, at December 31, 2025 from $42.5 million, or 0.34% of total loans, at December 31, 2024. The year-over-year increase was attributable to a large, real-estate secured relationship. During 2025, we had net charged-off loans totaling $28.1 million, compared to net charged-off loans of $10.4 million for 2024. The ratio of net charged-off loans to average loans was 0.21% for 2025 compared to 0.09% for 2024. The ACL for December 31, 2025 totaled $171.7 million, or 1.25% of loans, net of unearned income. The ACL totaled $164.5 million, or 1.30% of loans, net of unearned income, at December 31, 2024.

Noninterest Income

Noninterest income for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024	Change	Percentage Change
Service charges on deposit accounts	$11,884	$9,434	$2,450	26.0%
Mortgage banking	5,464	4,922	542	11.0%
Credit card income	8,327	8,280	47	0.6%
Securities losses	(16,375)	-	(16,375)	N/M
Bank-owned life insurance income	14,817	9,533	5,284	55.4%
Other operating income	3,105	2,887	218	7.6%
Total noninterest income	$27,222	$35,056	$(7,834)	(22.3)%

Noninterest income decreased $7.8 million, or 22.3%, to $27.2 million for the year ended December 31, 2025 compared to $35.1 million for the same period in 2024. Service charges on deposit accounts increased $2.5 million, or 26.0%, to $11.9 million for the year ended December 31, 2025 compared to $9.4 million for the same period in 2024. Credit card income remained flat at $8.3 million during 2025 compared to 2024. Mortgage banking income increased $542,000, or 11.0%, to $5.5 million for the year ended December 31, 2025 compared to $4.9 million for the same period in 2024. Bank-owned life insurance income increased $5.3 million, or 55.4%, to $14.8 million for the year ended December 31, 2025 compared to $9.5 million for the same period in 2024. The cash surrender value increased $1.0 million and we recognized $4.3 million of income attributed to a BOLI policy during 2025 compared to 2024. Other operating income increased $218,000, or 7.6%, to $3.1 million for the year ended December 31, 2025 compared to $2.9 million for the same period in 2024. Merchant service revenue increased $59,000, or 2.6%, to $2.3 million for the year ended December 31, 2025 compared to $2.3 million for the same period in 2024.

Noninterest Expense

Noninterest expense for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024	Change	Percentage Change
Salaries and employee benefits	$94,815	$96,318	$(1,503)	(1.6)%
Equipment and occupancy expense	14,597	14,519	78	0.5%
Third party processing and other services	31,617	31,181	436	1.4%
Professional services	7,175	6,901	274	4.0%
FDIC and other regulatory assessments	10,990	10,687	303	2.8%
Other real estate owned expense	155	199	(44)	(22.1)%
Other operating expenses	25,641	21,341	4,300	20.1%
Total noninterest expenses	$184,990	$181,146	$3,844	2.1%

Noninterest expenses increased $3.8 million, or 2.1%, to $185.0 million for the year ended December 31, 2025 compared to $181.1 million for the same period in 2024. Salary and employee benefits expenses decreased $1.5 million, or 1.6%, to $94.8 million for the year ended December 31, 2025 compared to $96.3 million for the same period in 2024, mainly due to a $3 million credit adjustment to our annual Incentive Plan expense during the second quarter of 2025. We had 666 full-time equivalent employees as of December 31, 2025 compared to 630 as of December 31, 2024. Equipment and occupancy expense increased $78,000, or .5%, to $14.6 million for the year ended December 31, 2025 compared to $14.5 million for the same period in 2024. Third party processing and other services increased $436,000, or 1.4%, to $31.6 million for the year ended December 31, 2025 compared to $31.2 million for the same period in 2024. Professional services expense increased $274,000, or 4.0%, to $7.2 million for the year ended December 31, 2025 compared to $6.9 million for the same period in 2024. FDIC assessments increased $303,000, or 2.8%, to $11.0 million for the year ended December 31, 2025 compared to $10.7 million for the same period in 2024. The FDIC implemented a special assessment to recapitalize the Deposit Insurance Fund resulting in an additional $1.8 million during 2024. Other operating expenses increased $4.3 million, or 20.1%, to $25.6 million for the year ended December 31, 2025 compared to $21.3 million for the same period in 2024. The increase was mainly due to an operational loss and an increase in loan credit expenses. We adopted the proportional amortization method of accounting for investments in certain tax credit partnerships during 2024. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated income statement as a component of income tax expense. Previously the amortization of the investment was included in other non-interest expenses. Changes in other operating expenses from 2024 to 2025 are detailed in Note 14 - “Other Operating Income and Expenses,” to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $65.5 million for the year ended December 31, 2025 compared to $51.7 million in 2024. Our effective tax rates for 2025 and 2024 were 19.15% and 18.61%, respectively. The increase in our effective tax rates reflect the proportional amortization of accounting for investment tax credits. We recognized $44.5 million in credits during 2025 and $15.4 million during 2024, related to new investments in Federal New Market Tax Credits. We also recognized excess tax benefits as an income tax credit to our income tax expense from the exercise and vesting of stock options and restricted stock during 2025 of $798,000, compared to $1.3 million during 2024. Our primary permanent differences are related to tax exempt income on debt securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

We have invested $435.3 million in bank-owned life insurance for certain officers of the Bank. The periodic increases in cash surrender value of those policies are tax exempt and therefore contribute to a larger permanent difference between book income and taxable income.

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

Financial Condition

Assets

Total assets as of December 31, 2025, were $17.73 billion, an increase of $375.5 million, or 2.2%, from total assets of $17.35 billion as of December 31, 2024. Average assets for the year ended December 31, 2025 were $17.75 billion, an increase of $1.41 billion, or 8.65%, over average assets of $16.33 billion for the year ended December 31, 2024. Growth in loans and interest-bearing balances with banks were the primary reasons for the increase in ending and average total assets. Year-end 2025 total loans were $13.70 billion, an increase of $1.09 billion, or 8.7%, over year-end 2024 total loans of $12.61 billion.

Earning assets include loans, securities, short-term investments and bank-owned life insurance contracts. We maintain a higher level of earning assets in our business model than our peers because we allocate fewer of our resources to brick and mortar facilities, ATMs, and cash and due-from-bank accounts used for transaction processing. Earning assets as of December 31, 2025 were $16.91 billion, or 95.37% of total assets of $17.73 billion. Earning assets as of December 31, 2024 were $17.05 billion, or 98.27% of total assets of $17.35 billion. We believe this ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond our control.

Investment Portfolio

We view the investment portfolio as a source of income and liquidity. Our investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. At December 31, 2025, mortgage-backed securities represented 29.8% of the investment portfolio, corporate debt represented 23.9% of the investment portfolio, state and municipal securities represented 1.1% of the investment portfolio, and U.S. Treasury securities represented 45.3% of the investment portfolio.

All of our investments in mortgage-backed securities are pass-through mortgage-backed securities. We generally do not hold, and did not have at December 31, 2025, any structured investment vehicles or any private-label mortgage-backed securities. The amortized cost of securities in our portfolio totaled $1.73 billion at December 31, 2025, compared to $1.92 billion at December 31, 2024.

The following table presents the amortized cost and weighted average yield of our securities as of December 31, 2025 by their stated maturities (this maturity schedule excludes security prepayment and call features):

	Maturity of Debt Securities - Weighted Average Yield
	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	More Than Ten Years	Total
At December 31, 2025:	(In Thousands)
Securities Available for Sale:
U.S. Treasury securities	$440,117	$79,983	$-	$-	$520,100
Mortgage-backed securities	39	12,847	8,635	111,604	133,125
State and municipal securities	1,502	7,613	1,248	-	10,363
Corporate debt	-	59,880	331,188	18,657	409,725
Total	$441,658	$160,323	$341,071	$130,261	$1,073,313

Tax-equivalent Yield (1)
U.S. Treasury securities	4.20%	4.27%	-%	-%	4.21%
Mortgage-backed securities	2.64	2.56	2.52	4.70	4.35
State and municipal securities	1.70	1.89	2.19	-	1.90
Corporate debt	-	6.45	5.42	6.49	5.62
Total weighted average yield (2)	4.19%	4.83%	5.34%	4.96%	4.75%

Securities Held to Maturity:
U.S. Treasury Securities	$49,944	$199,677	$-	$-	$249,621
Mortgage-backed securities	-	1,970	12,869	387,258	402,097
State and municipal securities	3,842	4,516	-	-	8,358
Total	$53,786	$206,163	$12,869	$387,258	$660,076

Tax-equivalent Yield (1)
U.S. Treasury Securities	1.15%	1.44%	-%	-%	1.38%
Mortgage-backed securities	-	2.31	2.19	2.78	2.75
State and municipal securities	2.07	1.99	-	-	2.03
Total weighted average yield (2)	1.21%	1.46%	2.19%	2.78%	2.22%

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

As of December 31, 2025, we had $6.1 million in federal funds sold, compared with $1.0 million at December 31, 2024. At year-end 2025, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

We had total loans of approximately $13.70 billion at December 31, 2025. A large majority of our loan customers are located within our market areas, as is the collateral for their loans. With our loan portfolio concentrated in a limited number of markets, there is a risk that our borrowers’ ability to repay their loans from us could be affected by changes in local and regional economic conditions.

The following table details our loans at December 31, 2025, 2024 and 2023:

	2025	2024	2023

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,146,736	$2,869,894	$2,823,986
Real estate - construction	1,457,628	1,489,306	1,519,619
Real estate - mortgage:
Owner-occupied commercial	2,739,823	2,547,143	2,257,163
1-4 family mortgage	1,671,713	1,444,623	1,249,938
Non-owner occupied commercial	4,603,389	4,181,243	3,744,346
Total real estate - mortgage	9,014,925	8,173,009	7,251,447
Consumer	77,623	73,627	63,777
Total Loans	13,696,912	12,605,836	11,658,829
Less: Allowance for credit losses	(171,683)	(164,458)	(153,317)
Net Loans	$13,525,229	$12,441,378	$11,505,512

The following table details the percentage composition of our loan portfolio by type at December 31, 2025, 2024 and 2023:

	2025	2024	2023

Commercial, financial and agricultural	22.97%	22.77%	24.22%
Real estate - construction	10.64	11.81	13.03
Real estate - mortgage
Owner-occupied commercial	20.00	20.21	19.36
1-4 family mortgage	12.21	11.46	10.72
Non-owner occupied commercial	33.61	33.17	32.12
Subtotal: Real estate mortgage	65.82	64.84	62.20
Consumer	0.57	0.58	0.55
Total Loans	100.00%	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at December 31, 2025 as segregated by industry concentrations based on North American Industry Classification System:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$569,658	7.8%
Other Services (except Public Administration)	315,795	4.3
Health Care and Social Assistance	301,651	4.1
Accommodation and Food Services	270,733	3.7
Manufacturing	200,048	2.7
Professional, Scientific, and Technical Services	189,979	2.6
Real Estate and Rental and Leasing	154,081	2.1
Wholesale Trade	163,286	2.2
All Other Owner Occupied Real Estate	574,592	7.8
Total Owner Occupied Real Estate	$2,739,823	37.3%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,347,177	18.3%
Shopping or Retail Center	678,426	9.2
Hotel or Motel	601,871	8.2
Office Building	471,312	6.4
Nursing Home or Assisted Living Facility	378,999	5.2
Office Warehouse	228,238	3.1
Warehouse	152,871	2.1
Self-Storage Facility	195,744	2.7
Gas Station or Convenience Store	107,975	1.5
Restaurant	74,420	1.0
All Other Income Property	366,356	5.0
Total Non-Owner Occupied Real Estate	$4,603,389	62.7%
Total Commercial Real Estate	$7,343,212	100.0%

The table below summarizes the Company’s commercial real estate portfolio at December 31, 2025 as segregated by geographic region in which the property is located:

	2025
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,255,037	30.8%
Florida	1,956,500	26.7
Georgia	910,679	12.4
North Carolina	275,225	3.7
South Carolina	311,050	4.2
Tennessee	654,940	8.9
Virginia	147,667	2.0
Other	832,114	11.3
Total commercial real estate loans	$7,343,212	100.0%

The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2025:

	Due in One	After One Year	After Five Years	After
	Year or Less	to Five Years	to 15 Years	15 Years	Total

	(in Thousands)
Commercial, financial and agricultural	$1,383,001	$1,516,476	$247,259	$-	$3,146,736
Real estate - construction	493,510	793,507	105,149	65,462	1,457,628
Real estate - mortgage:
Owner-occupied commercial	376,925	1,727,970	631,270	3,658	2,739,823
1-4 family mortgage	211,947	351,928	321,972	785,866	1,671,713
Other mortgage	1,129,537	2,965,538	480,678	27,636	4,603,389
Total real estate - mortgage	1,718,409	5,045,436	1,433,920	817,160	9,014,925
Consumer	47,013	24,708	5,902	-	77,623
Total Loans	$3,641,933	$7,380,127	$1,792,230	$882,622	$13,696,912
Less: Allowance for loan losses					(171,683)
Net Loans					$13,525,229

Amount due after one year at fixed interest rates:
Commercial, financial and agricultural	$757,799
Real estate - construction	194,231
Real estate - mortgage:
Owner-occupied commercial	1,344,440
1-4 family mortgage	998,988
Other mortgage	1,805,917
Total real estate - mortgage	4,149,345
Consumer	6,816
Total loans	$5,108,191

Amount due after one year at variable interest rates:
Commercial, financial and agricultural	$1,005,936
Real estate - construction	769,887
Real estate - mortgage:
Owner-occupied commercial	1,018,458
1-4 family mortgage	460,778
Other mortgage	1,667,935
Total real estate - mortgage	3,147,171
Consumer	23,794
Total loans	$4,946,788

Asset Quality

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the years ended December 31, 2025, 2024 and 2023:

	As of and for the Years Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Allowance for credit losses to total loans outstanding	1.25%	1.30%	1.32%
Allowance for credit losses	$171,683	$164,458	$153,317
Total loans outstanding	$13,696,912	$12,605,836	$11,658,829

Nonaccrual loans to total loans outstanding	1.23%	0.31%	0.17%
Nonaccrual loans	$168,351	$39,501	$19,349
Total loans outstanding	$13,696,912	$12,605,836	$11,658,829

Allowance for credit losses to nonaccrual loans	101.98%	416.34%	792.38%
Allowance for credit losses	$171,683	$164,458	$153,317
Nonaccrual loans	$168,351	$39,501	$19,349

Net charge-offs during the period to average loans outstanding:
Commercial, financial and agricultural	0.74%	0.32%	0.35%
Net charge-offs during the period	$22,004	$9,094	$10,429
Average amount outstanding	$2,956,886	$2,825,914	$2,937,913

Real estate - construction	-%	-%	0.01%
Net charge-offs (recoveries) during the period	$16	$(8)	$105
Average amount outstanding	$1,560,632	$1,479,583	$1,470,330

Real estate - mortgage:
Owner-occupied commercial	0.16%	0.01%	0.01%
Net charge-offs during the period	$4,037	$208	$117
Average amount outstanding	$2,596,175	$2,414,327	$2,273,834

1-4 family mortgage	0.02%	0.06%	-%
Net charge-offs during the period	$303	$759	$54
Average amount outstanding	$1,567,733	$1,357,272	$1,178,347

Non-owner occupied commercial	0.03%	-%	-%
Net charge-offs during the period	$1,168	$-	$-
Average amount outstanding	$4,355,257	$4,009,407	$3,673,667

Total real estate - mortgage	0.06%	0.01%	-%
Net charge-offs during the period	$5,508	$967	$171
Average amount outstanding	$8,519,165	$7,781,006	$7,125,848

Consumer	0.81%	0.56%	1.44%
Net charge-offs during the period	$592	$359	$990
Average amount outstanding	$73,006	$64,323	$68,721

Total loans	0.22%	0.09%	0.10%
Net charge-offs during the period	$28,120	$10,412	$11,695
Average amount outstanding	$13,109,689	$12,150,825	$11,602,812

The allowance for credit losses (“ACL”) for December 31, 2025 and 2024 was calculated under the CECL methodology and totaled $171.7 million and $164.5 million, or 1.25% and 1.30% of loans, net of unearned income, respectively. The decrease in the ACL as a percentage of total loans from December 31, 2024, to December 31, 2025, was primarily driven by higher net credit charge-offs during 2025 and the release of a special reserve that had been included in the 2024 balance, as well as updates to loss drivers and qualitative factors within our CECL model. Net credit charge-offs to average loans were 0.21% for the year ended December 31, 2025, compared to  0.09% and 0.10% for the years ended December 31, 2024 and 2023, respectively. Nonaccrual loans increased to $168.4 million, or 1.23% of total loans, at December 31, 2025 from $39.5 million, or 0.31% of total loans, at December 31, 2024, and were $19.3 million, or 0.17% of total loans, at December 31, 2023. The year-over-year nonaccrual increase from the year ended December 31, 2024 to the year ended December 31, 2025 was attributable to a large, real-estate secured relationship.

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a similar methodology to the one used to determine the ACL, modified to account for the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the balance sheet within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision of credit loss. The allowance for credit losses on unfunded commitments was $572,000 as of December 31, 2025 and $608,000 as of December 31, 2024.

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

	For the Years Ended December 31,
	2025		2024		2023
		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in
		Each		Each		Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$63,620	22.97%	$55,330	22.77%	$52,121	24.22%
Real estate - construction	22,432	10.64	38,597	11.81	44,658	13.03
Owner-occupied commercial	18,833	20.00	22,302	20.21	17,702	19.36
1-4 family mortgage	24,739	12.21	14,096	11.46	12,029	10.72
Non-owner occupied commercial	38,971	33.61	31,328	33.17	25,395	32.12
Consumer	3,088	0.57	2,805	0.58	1,412	0.55
Total	$171,683	100.00%	$164,458	100.00%	$153,317	100.00%

The Company assesses the adequacy of its ACL at the end of each calendar quarter. The level of ACL is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio. At December 31, 2025, we forecasted a moderately higher national GDP and national unemployment rate unchanged compared to December 31, 2024. At December 31, 2024, we forecasted a slightly lower national unemployment rate and moderately higher national GDP compared to December 31, 2023.

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

Nonperforming Assets

The table below summarizes our nonperforming assets at December 31, 2025, 2024 and 2023:

	2025		2024		2023
		Number		Number		Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$26,756	55	$25,692	54	$7,217	35
Real estate - construction	35,885	8	-	-	111	1
Real estate - mortgage:
Owner-occupied commercial	13,578	17	8,744	14	7,089	14
1-4 family mortgage	9,440	34	3,051	24	4,426	41
Non-owner occupied commercial	81,977	13	1,259	2	506	2
Total real estate - mortgage	104,995	64	13,054	40	12,021	57
Consumer	715	2	755	1	-	-
Total nonaccrual loans	$168,351	129	$39,501	95	$19,349	93

90+ days past due and accruing:
Commercial, financial and agricultural	$101	10	$38	4	$170	8
Real estate - construction	-	-	661	2	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-	-	-
1-4 family mortgage	323	2	2,240	7	1,909	9
Non-owner occupied commercial	-	-	-	-	-	-
Total real estate - mortgage	323	2	2,240	7	1,909	9
Consumer	54	28	26	21	105	16
Total 90+ days past due and accruing	$478	40	$2,965	34	$2,184	33
Total nonperforming loans	$168,829	169	$42,466	129	$21,533	126
Plus: Other real estate owned and repossessions	2,583	9	2,531	8	995	7
Total nonperforming assets	$171,412	178	$44,997	137	$22,528	133

Ratios:
Nonperforming loans to total loans	1.23%		0.34%		0.18%
Nonperforming assets to total loans plus other real estate owned and repossessions	1.25%		0.36%		0.19%
Nonperforming assets and restructured accruing loans to total loans plus other real estate owned and repossessions	1.25%		0.36%		0.19%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates.  We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network.  Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. The following table presents the average balance and average rate paid on each of the following deposit categories at the bank level for years ended December 31, 2025, 2024 and 2023:

	For Year Ended December 31,
	2025		2024		2023
	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
Types of Deposits:	(Dollars in Thousands)
Non-interest-bearing demand deposits	$2,654,480	-%	$2,609,137	-%	$2,857,831	-%
Interest-bearing demand deposits	2,219,996	2.03%	2,282,599	2.81%	1,928,133	2.24%
Money market accounts	7,682,961	3.55%	7,005,057	4.30%	6,347,456	3.95%
Savings accounts	103,444	1.60%	104,581	1.69%	119,049	1.39%
Time deposits	1,355,048	4.03%	1,201,756	4.45%	1,010,683	3.58%
Total deposits	$14,015,929		$13,203,130		$12,263,152

At December 31, 2025, 2024, and 2023 we estimate that we had approximately $9.69 billion, $9.03 billion and $8.76 billion, respectively, in total uninsured deposits. The uninsured deposit data for 2025 and 2024 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table presents the portion of our time deposits in excess of insurance limit as of December 31, 2025.

Portion of Time Deposits in Excess of Insurance Limit
December 31, 2025
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)

3 months or less	$222,214
Over 3 months through 6 months	55,734
Over 6 months through 12 months	68,702
Over 12 months	97,958
Total	$444,608

Borrowed Funds

We had $372.0 million in unused and available federal funds lines of credit with regional banks as of December 31, 2025, compared to $457.0 million as of December 31, 2024. These lines are subject to certain restrictions.

Federal funds purchased from correspondent banks averaged $1.80 billion, $1.44 billion, and $1.29 billion for 2025, 2024 and 2023, respectively. We paid average interest rates on these funds of 4.37%, 5.27%, and 5.18% for the same three years, respectively. The maximum amount outstanding at a month-end during 2025 and 2024 was $2.36 billion and $1.99 billion, respectively.

Stockholders’ Equity

Stockholders’ equity increased $233.6 million during 2025, to $1.85 billion as of December 31, 2025 from $1.62 billion as of December 31, 2024. The increase in stockholders’ equity resulted primarily from net income of $276.5 million during the year ended December 31, 2025, less dividends paid or declared on our common stock of $75.6 million during the year ended December 31, 2025.

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

The following table sets forth our credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In Thousands)
Commitments to extend credit	$3,779,178	$3,552,958	$3,410,283
Credit card arrangements	395,780	366,843	381,524
Standby letters of credit and financial guarantees	117,371	125,147	86,065
Total	$4,292,329	$4,044,948	$3,877,872

Commitments to extend credit beyond current fundings are agreements to lend to a customer if there is no violation of any condition established in the contract.  Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Derivatives

The Bank has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with our investor for that loan for a 30-day period. In the event the loan is not delivered to the investor, the Bank has no risk or exposure with the investor. The interest rate lock commitments to customers related to loans that are originated for later sale are classified as derivatives. The fair values of our agreements with investors and rate lock commitments to customers as of December 31, 2025 and 2024 were not material.

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

Our asset liability committee is charged with monitoring our liquidity and funds position. The committee regularly reviews the rate sensitivity position on a three-month, six-month and one-year time horizon; loans-to-deposits ratios; and average maturities for certain categories of liabilities. The asset liability committee uses a model to analyze the maturities of rate-sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” then the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the dollar value of assets, then the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires our management to maintain the gap such that net interest margins will not change more than 10% if interest rates change by 100 basis points or more than 15% if interest rates change by 200 basis points. As of December 31, 2025, our gap was within such ranges. See “—Quantitative and Qualitative Analysis of Market Risk” below in Item 7A for additional information.

Liquidity and Capital Adequacy

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $17.75 billion in 2025, compared to $16.33 billion in 2024, and to $15.07 billion in 2023:

	For the Year Ended
	2025	2024	2023
Sources of Funds:
Deposits:
Non-interest-bearing	14.9%	15.9%	18.9%
Interest-bearing	64.0	64.8	62.2
Federal funds purchased	10.1	8.8	8.5
Long term debt and other borrowings	0.4	0.4	0.6
Other liabilities	0.8	0.6	0.4
Equity capital	9.8	9.5	9.4
Total sources	100.0%	100.0%	100.0%

Uses of Funds:
Loans	74.0%	74.5%	77.0%
Securities	10.8	12.0	12.5
Interest-bearing balances with banks	10.5	10.4	7.1
Federal funds sold	1.4	0.1	0.4
Other assets	3.3	3.0	3.0
Total uses	100.0%	100.0%	100.0%

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest bearing deposit accounts. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. Liquidity is also available from funding sources consisting primarily of federal funds purchased, Federal Home Loan Bank (“FHLB”) loan advances and available-for-sale securities. The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans and the curtailment of loan commitments and funding. As of December 31, 2025, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.12 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.20 billion and $2.30 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.43 billion in available funding for brokered deposits. Additionally, we had available to us approximately $472 million in federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

As a separate entity from the bank, we also have separate liquidity obligations. We are responsible for the payment of dividends to our stockholders and interest and principal on our outstanding indebtedness. As a source of internal liquidity, we have access to the capital markets. We also may continue periodic offerings of debt and equity securities. However, our ultimate source of liquidity consists of dividends from the Bank, which are limited by applicable law and regulations. In 2025 and 2024, the Bank paid dividends of $78.9 million and $71.9 million, respectively, to us. For a detailed discussion on the regulatory limitation on Bank dividends, see “Supervision and Regulation - Payment of Dividends” in Item 1.

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

Capital Adequacy

As of December 31, 2025, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of December 31, 2025. In addition, the Alabama Banking Department has required that the Bank maintain a leverage ratio of at least 8.00%.

The following table sets forth (i) the capital ratios of the Bank required by the FDIC to maintain “well-capitalized” status and (ii) our actual ratios of capital to total regulatory or risk-weighted assets, as of December 31, 2025:

	Well-Capitalized	Actual at December 31, 2025
CET 1 Capital Ratio	6.50%	11.65%
Tier 1 Capital Ratio	8.00%	11.66%
Total Capital Ratio	10.00%	12.93%
Leverage ratio	5.00%	10.26%

For a description of capital ratios see Note 13 - “Regulatory Matters” to the Consolidated Financial Statements.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. The accounting estimate related to the Company’s ACL is considered to be a critical accounting estimate because considerable judgment and estimation is applied by management.

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

The asset liability committee employs multiple modeling scenarios to analyze the maturities of rate-sensitive assets and liabilities. The interest rate risk model measures the “gap” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than “one,” the dollar value of assets exceeds the dollar value of liabilities; and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not change more than 10% if interest rates change 100 basis points or more than 15% if interest rates change 200 basis points. As of December 31, 2025, our gap was within such ranges.

The interest rate risk model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate-sensitive position at December 31, 2025. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitive Gap Analysis
	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans, including mortgages held for sale	$7,345,868	$1,469,656	$4,083,202	$809,930	$13,708,656
Securities	125,127	730,041	662,914	221,367	1,739,449
Federal funds sold and Repos	504,962	-	-	-	504,962
Interest bearing balances with banks	1,121,734	-	-	-	1,121,734
Total interest-earning assets	$9,097,691	$2,199,697	$4,746,116	$1,031,297	$17,074,801

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$2,256,168	$-	$-	$-	$2,256,168
Money market and savings	7,888,843	-	-	-	7,888,843
Time deposits	752,654	571,542	65,552	3	1,389,751
Federal funds purchased	-	-	-	34,743	34,743
Other borrowings	1,471,628	-	-	-	1,471,628
Total interest-bearing liabilities	12,369,293	571,542	65,552	34,746	13,041,133
Interest sensitivity gap	$(3,271,602)	$1,628,155	$4,680,564	$996,551	$4,033,668
Cumulative sensitivity gap	$(3,271,602)	$(1,643,447)	$3,037,117	$4,033,668	$-
Percent of cumulative sensitivity Gap to total interest-earning assets	(19.16)%	(9.62)%	17.79%	23.62%

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity (“EVE”) which is a measure of long-term interest rate risk. EVE is the difference between the market value of our assets and the liabilities and is our liquidation value. In EVE analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percentage change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. After starting the year 2024 at a rate of 4.40%, the Federal Reserve decreased its targeted federal funds rate by 75 basis points and ended the year 2025 at 3.65%. As of December 31, 2025, the model shows decreases in our EVE for most rate shock scenarios.

The chart below identifies the EVE impact of rate shocks of down 400 to up 400 in 100 basis point increments.

Economic Value of Equity Under Rate Shock
At December 31, 2025
	0 bps	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
	(Dollars in Thousands)
Economic value of equity	$1,849,847	$1,539,073.00	$1,761,054.00	$1,811,000.00	$1,840,598.00	$1,851,697.00	$1,836,898.00	$1,823,949.00	$1,807,301.00
Actual dollar change		$(310,774)	$(88,793)	$(38,847)	$(9,249)	$1,850	$(12,949)	$(25,898)	$(42,546)
Percent change		-16.8%	-4.8%	-2.1%	-0.50%	0.1%	-0.7%	-1.4%	-2.3%

The one-year gap ratio of negative (9.62)% indicates that we would show a decrease in net interest income in a rising rate environment, and the EVE rate shock shows that the EVE would increase in a rising rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on us. Given that limitation, it is still useful in assessing the long-range impact of unanticipated movements in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ServisFirst Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ServisFirst Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio and the associated allowance for credit losses (“allowance”) were $13.70 billion and $171.7 million as of December 31, 2025, respectively. As further described in Notes 1 and 3 to the financial statements, the amount of the allowance represents management’s best estimate of current expected credit losses on loans considering the characteristics of the loan portfolio and the economic environment. To calculate the allowance, loans with similar risk characteristics are collectively evaluated in pools and loans that do not share similar risk characteristics are excluded from the collective pools and evaluated on an individual basis. Management evaluates each loan pool utilizing a discounted cash flow, probability of default / loss given default or remaining life method, depending on the nature of the loan pool. Losses are predicted over a period of time determined to be reasonable and supportable, and after such period, losses are reverted to long term historical averages. The estimated credit losses for each loan pool are then adjusted for qualitative factors not inherently considered in the quantitative analyses. Consideration is given to the following factors: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Estimating qualitative factor adjustments requires significant judgment and can either increase or decrease the quantitative model estimation.

We identified the allowance for credit losses, and more specifically the other economic conditions qualitative factor adjustment applied in the allowance, as a critical audit matter. The principal consideration for our determination of the other economic conditions qualitative factor adjustment as a critical audit matter is the subjectivity of the assumptions that management utilized in determining and applying the qualitative factor in the allowance model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included:

●

Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the determination of other economic conditions qualitative factor adjustments and the precision of management’s review and approval of the resulting estimate.

●

Assessed the appropriateness and reasonableness of the qualitative factor adjustment framework, including evaluating management’s judgments as to which assumptions and relevant assessed risks impacted the other economic conditions qualitative adjustment for each loan pool.

●

Evaluated and tested the relevance and reliability of data utilized in the qualitative factor framework, including considering the data’s completeness and accuracy and testing the mathematical accuracy of the calculations for the other economic conditions qualitative factor.

●

Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall allowance.

We have served as the Company’s auditor since 2014.

/s/ Forvis Mazars, LLP

Tampa, Florida

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ServisFirst Bancshares, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited ServisFirst Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Tampa, Florida

February 26, 2026

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$95,127	$116,394
Interest-bearing balances due from depository institutions	1,026,607	2,259,195
Securities purchased with agreement to resell	498,910	-
Federal funds sold	6,052	1,045
Cash and cash equivalents	1,626,696	2,376,634
Available-for-sale debt securities, at fair value	1,068,825	1,161,400
Held-to-maturity debt securities (fair value of $616,535 and $639,496, respectively)	660,076	714,853
Restricted equity securities	12,203	11,300
Mortgage loans held for sale	11,744	9,211
Loans	13,696,912	12,605,836
Less allowance for credit losses	(171,683)	(164,458)
Loans, net	13,525,229	12,441,378
Premises and equipment, net	60,396	59,185
Accrued interest and dividends receivable	61,956	62,794
Deferred tax asset, net	49,705	61,748
Other real estate owned and repossessed assets	2,583	2,531
Bank owned life insurance contracts	435,328	299,787
Goodwill	13,615	13,615
Other assets	198,834	137,207
Total assets	$17,727,190	$17,351,643
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,684,272	$2,619,687
Interest-bearing	11,534,762	10,923,772
Total deposits	14,219,034	13,543,459
Federal funds purchased	1,471,628	1,993,728
Other borrowings	34,750	64,743
Accrued interest and dividends payable	29,990	28,026
Other liabilities	121,441	104,915
Total liabilities	15,876,843	15,734,871
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,624,955 shares issued and outstanding at December 31, 2025; and 54,569,427 shares issued and outstanding at December 31, 2024	54	54
Additional paid-in capital	237,839	235,781
Retained earnings	1,613,746	1,412,616
Accumulated other comprehensive loss	(1,792)	(32,179)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,849,847	1,616,272
Noncontrolling interest	500	500
Total stockholders' equity	1,850,347	1,616,772
Total liabilities and stockholders' equity	$17,727,190	$17,351,643

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$828,696	$788,105	$699,101
Taxable securities	67,122	66,535	53,499
Nontaxable securities	21	31	65
Federal funds sold	12,007	1,128	2,844
Other interest and dividends	82,581	90,322	57,737
Total interest income	990,427	946,121	813,246
Interest expense:
Deposits	373,888	420,650	331,740
Borrowed funds	81,330	78,812	70,569
Total interest expense	455,218	499,462	402,309
Net interest income	535,209	446,659	410,937
Provision for credit losses	35,311	21,587	18,715
Net interest income after provision for credit losses	499,898	425,072	392,222
Noninterest income:
Service charges on deposit accounts	11,884	9,434	8,420
Mortgage banking	5,464	4,922	2,755
Credit card income	8,327	8,280	8,631
Securities losses	(16,375)	-	-
Bank-owned life insurance income	14,817	9,533	7,574
Other operating income	3,105	2,887	3,037
Total noninterest income	27,222	35,056	30,417
Noninterest expenses:
Salaries and employee benefits	94,815	96,318	80,965
Equipment and occupancy expense	14,597	14,519	14,295
Third party processing and other services	31,617	31,181	27,872
Professional services	7,175	6,901	5,916
FDIC and other regulatory assessments	10,990	10,687	15,614
Other real estate owned expense	155	199	47
Other operating expenses	25,641	21,341	33,342
Total noninterest expenses	184,990	181,146	178,051
Income before income taxes	342,130	278,982	244,588
Provision for income taxes	65,527	51,740	37,735
Net income	276,603	227,242	206,853
Dividends on preferred stock	62	62	62
Net income available to common stockholders	$276,541	$227,180	$206,791
Basic earnings per common share	$5.06	$4.17	$3.80
Diluted earnings per common share	$5.06	$4.16	$3.79

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Net income	$276,603	$227,242	$206,853
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (loss) arising during period from securities available for sale, net of tax of $6,919, $7,347, and $(1,593) for the twelve months ended December 31, 2025, 2024, and 2023, respectively	17,878	15,902	(4,754)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(143), $(155), and $(197) for the twelve months ended December 31, 2025, 2024, and 2023, respectively	(427)	(486)	(588)
Reclassification adjustment for net losses on sale of securities, net of tax of $3,439 for 2025	12,936	-	-
Other comprehensive income (loss), net of tax	30,387	15,416	(5,342)
Comprehensive income	$306,990	$242,658	$201,511

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

Years Ended December 31, 2025, 2024 and 2023

	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2023	54,326,527		$54	$229,693	$1,109,902	$(42,253)	$500	$1,297,896
Common dividends paid, $0.84 per share	-		-	-	(45,711)	-	-	(45,711)
Common dividends declared, $0.30 per share	-		-	-	(16,338)	-	-	(16,338)
Preferred dividends paid	-		-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	197	-	-	197
Issue restricted shares pursuant to stock incentives, net of forfeitures	51,881		-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	83,172		-	1,287	-	-	-	1,287
13,798 shares of common stock withheld in net settlement upon exercise of stock options				(1,975)	-	-	-	(1,975)
Stock-based compensation expense	-		-	3,600	-	-	-	3,600
Other comprehensive loss, net of tax	-		-	-	-	(5,342)	-	(5,342)
Net income	-		-	-	206,853	-	-	206,853
Balance, December 31, 2023	54,461,580	$-	$54	$232,605	$1,254,841	$(47,595)	$500	$1,440,405
Impact of adoption ASU 2023-02, net of tax	-		-	-	(2,269)	-	-	(2,269)
Adjusted balance, January 1, 2024	54,461,580		54	232,605	1,252,572	(47,595)	500	1,438,136
Common dividends paid, $0.90 per share			-	-	(49,074)	-	-	(49,074)
Common dividends declared, $0.34 per share			-		(18,280)			(18,280)
Preferred dividends paid			-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	218	-	-	218
Issue restricted shares pursuant to stock incentives, net of forfeitures	55,282		-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	52,565		-	916	-	-	-	916
13,798 shares of common stock withheld in net settlement upon exercise of stock options	-			(1,229)				(1,229)
Stock-based compensation expense	-		-	3,489	-	-	-	3,489
Other comprehensive income, net of tax	-		-	-	-	15,416	-	15,416
Net income	-		-	-	227,242	-	-	227,242
Balance, December 31, 2024	54,569,427	$-	$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends paid, $1.00 per share		-	-	-	(54,885)	-	-	(54,885)
Common dividends declared, $0.38 per share		-	-	-	(20,758)	-	-	(20,758)
Preferred dividends paid		-	-	-	(62)	-	-	(62)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	232	-	-	232
Issue restricted shares pursuant to stock incentives, net of forfeitures	39,498	-	-	-	-	-	-
Restricted shares withheld for taxes	(9,197)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	25,227	-	-	610	-	-	-	610
6,723 shares of common stock withheld in net settlement upon exercise of stock options	-			(1,509)				(1,509)
Stock-based compensation expense	-	-	-	2,957	-	-	-	2,957
Other comprehensive income, net of tax	-	-	-	-	-	30,387	-	30,387
Net income	-	-	-	-	276,603	-	-	276,603
Balance, December 31, 2025	54,624,955	$-	$54	$237,839	$1,613,746	$(1,792)	$500	$1,850,347

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$276,603	$227,242	$206,853
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax expense (benefit)	1,828	(3,351)	(1,005)
Provision for credit losses	35,311	21,587	18,715
Depreciation	4,728	4,785	4,436
Accretion on acquired loans	200	186	197
Amortization of investments in tax credit partnerships	38,207	12,565	14,353
Net amortization (accretion) of debt securities	123	(200)	49
Decrease (increase) in accrued interest and dividends receivable	838	(3,613)	(10,759)
Stock-based compensation expense	2,957	3,489	3,600
Increase in accrued interest and dividends payable	1,964	481	8,930
Proceeds from sale of mortgage loans held for sale	253,080	204,404	127,702
Originations of mortgage loans held for sale	(250,148)	(203,620)	(128,414)
Gain on sale of mortgage loans held for sale	(5,464)	(4,922)	(2,755)
Loss on sale of securities available for sale	16,375	-	-
Net (gain) loss on sale of other real estate owned and repossessed assets	(298)	(120)	28
Write down of other real estate owned and repossessed assets	-	74	-
Increase in cash surrender value of life insurance contracts	(10,541)	(7,028)	(7,574)
Net change in other assets, liabilities, and other operating activities	(10,559)	956	(37,060)
Net cash provided by operating activities	355,204	252,915	197,296
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(485,438)	(1,141,936)	(1,001,811)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	443,187	904,167	746,398
Proceeds from sale of debt securities available-for-sale	159,499	-	-
Purchases of debt securities held-to-maturity	(2,975)	(45,472)	(48,723)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	57,182	312,643	100,180
Purchases of restricted equity securities	(903)	(1,074)	(46,482)
Proceeds from sale of restricted equity securities	-	-	43,990
Investment in tax credit partnerships and SBIC	(76,027)	(13,371)	(9,303)
Return of capital from tax credit partnerships and SBIC	1,039	274	191
Net increase in loans	(1,122,452)	(963,367)	16,314
Purchases of premises and equipment	(5,939)	(4,646)	(3,910)
Purchase of bank owned life insurance contracts	(125,000)	-	-
Proceeds from death benefit of bank owned life insurance contracts	-	1,224	2,566
Proceeds from sale of other real estate owned and repossessed assets	3,336	3,024	158
Net cash used in investing activities	(1,154,491)	(948,534)	(200,432)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest-bearing deposits	64,585	(23,414)	(678,246)
Net increase in interest-bearing deposits	610,990	293,362	2,404,952
Net (decrease) increase in federal funds purchased	(522,100)	737,004	(362,074)
FHLB advances	1,000	-	300,000
Repayment of FHLB advances	(1,000)	-	(300,000)
Redemption of other borrowings	(30,000)	-	-
Proceeds from exercise of stock options	610	916	1,287
Taxes paid in net settlement of tax obligation upon exercise of stock options	(1,509)	(1,229)	(1,975)
Dividends paid on common stock	(73,165)	(65,412)	(45,711)
Dividends paid on preferred stock	(62)	(62)	(62)
Net cash provided by financing activities	49,349	941,165	1,318,171
Net (decrease) increase in cash and cash equivalents	(749,938)	245,546	1,315,035
Cash and cash equivalents at beginning of period	2,376,634	2,131,088	816,053
Cash and cash equivalents at end of period	$1,626,696	$2,376,634	2,131,088
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$453,254	$498,981	393,379
Income taxes	34,577	44,977	53,991
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$3,090	$5,729	933
Internally financed sale of other real estate owned	-	1,215	-
Dividends on nonvested restricted stock reclassified as compensation expense	232	218	197
Dividends declared but not paid	20,758	18,280	16,338

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ServisFirst Bancshares, Inc. (the “Company”) was formed on August 16, 2007 and is a bank holding company whose business is conducted by its wholly owned subsidiary ServisFirst Bank (the “Bank”). The Bank is headquartered in Birmingham, Alabama, and has provided a full range of banking services to individual and corporate customers throughout the Birmingham market since opening for business in May 2005. The Bank has since expanded into Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Bank owns all of the stock of SF Intermediate Holding Company, Inc., which, in turn, owns all of the stock of SF TN Realty Holdings, Inc., which, in turn, owns all of the common stock of the Company’s real estate investment trusts, SF Realty 1, Inc., SF FLA Realty, Inc., SF GA Realty, Inc. and SF TN Realty, Inc. More details about SF Intermediate Holding Company, Inc. and its subsidiaries are included in Note 11.

Operating Segments

The Company operates as a single reportable segment, with a majority of its revenues derived from the business of banking. Senior management, which serves as the Chief Operating Decision Maker (“CODM”), regularly reviews consolidated financial performance and allocates resources on a Bank-wide basis. As a result, the Company’s financial statements reflect one reportable segment.

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

Cash, Due from Banks, Interest-Bearing Balances due from Financial Institutions

Cash and due from banks include cash on hand, cash items in process of collection, amounts due from banks and interest bearing balances due from financial institutions. The Company considers financial instruments with an original maturity of three months or less to be cash equivalents. For purposes of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and securities purchased with agreement to resell. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans, mortgage loans held for sale, federal funds sold, and deposits are reported net.

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

In the course of originating mortgage loans and selling those loans in the secondary market, the Company makes various representations and warranties to the purchaser of the mortgage loans. Each loan is underwritten using government agency guidelines. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company continues to experience an insignificant level of investor repurchase demands. There were no expenses incurred as part of these buyback obligations for the years ended December 31, 2025 and 2024.

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

Allowance for Credit Losses (“ACL”) and Impairment of Debt Securities

ACL – Debt Securities Held to Maturity

Management uses a systematic methodology to determine its ACL for held-to-maturity debt securities. The ACL is a contra-asset valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether an ACL would need to be recorded. As of December 31, 2025 and 2024, the Company had $660.1 million and $714.9 million, respectively, of held-to-maturity securities and no related ACL recorded, respectively.

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

ACL – Unfunded Loan Commitments

The ACL is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The ACL is reported as a component of other liabilities within the Consolidated Balance Sheets. Adjustments to the ACL for unfunded commitments are reported in the Consolidated Income Statements as provision for credit losses.

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

Goodwill

The Company has recorded $13.6 million of goodwill at December 31, 2025 in connection with the acquisition of Metro Bancshares, Inc. in 2015. The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the carrying value of a reporting unit exceeds its fair value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, as necessary, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below. The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

The Company uses derivatives to hedge interest rate exposures associated with mortgage loan originations. Interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. In the normal course of business, the Company regularly extends these rate lock commitments to customers during the loan origination process. The fair values of the Company’s rate lock commitments to customers as of December 31, 2025 and 2024 were not material and have not been recorded.

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

Stock-Based Compensation

At December 31, 2025, the Company had a stock-based compensation plan for grants of equity compensation to key employees and directors. The plan has been accounted for under the provisions of ASC Topic 718-10, Compensation – Stock Compensation with respect to employee stock options, restricted stock and performance-based stock units (“PSUs”). Specifically, awards are accounted for using the fair value-based method of accounting. Stock compensation costs are recognized prospectively for all new awards granted under the stock-based compensation plans. Compensation expense related to stock options is calculated using a method that is based on the underlying assumptions of the Black-Scholes-Merton option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense related to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period of the award. PSUs represent the opportunity to earn shares of the Company’s common stock after a prescribed period and based on the relative market performance of the Company’s stock, subject to the recipient’s continued employment through the end of the performance period. The actual shares earned under the PSUs generally range between zero and 150% of the target level award, depending on the total stockholder return (“TSR”) of the Company over the performance period ranked relative to the TSR of a defined peer group of companies. A Monte Carlo simulation is used to estimate the fair value of the PSUs as of the valuation date. Compensation expense is recognized regardless of the extent to which the market condition is satisfied.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $1,151,000, $951,000 and $768,000, respectively. Advertising typically consists of local print media aimed at businesses that the Company targets as well as sponsorships of local events in which the Company’s clients and prospects are involved.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This amendment is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption. The Company adopted ASU 2023-07 effective December 31, 2024. Adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 22 – Segment Reporting for disclosures required by ASU 2023-07.

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, including additional disaggregation within the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities may apply the guidance either prospectively or retrospectively.

In our Quarterly Report on Form 10‑Q for the period ending September 30, 2025, we previously disclosed that we had adopted ASU 2023‑09 using a retrospective transition method. Upon further evaluation of the implementation considerations and in light of the optional transition methods permitted under ASU 2023‑09, management determined that prospective application would provide more decision‑useful information and reduce implementation complexity.

Accordingly, effective January 1, 2025, the Company is applying ASU 2023‑09 prospectively, and the enhanced income tax disclosures required by the ASU will first be reflected in our Annual Report on Form 10‑K for the year ending December 31, 2025.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses - Purchased Loans. The amendment expands the population of acquired financial assets accounted for using the gross-up approach and aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period in which financial statements have not been issued or made available for issuance. We will adopt the amendment, but it will have no impact on current assets.

NOTE 2.         DEBT SECURITIES

The amortized cost and fair values of available-for-sale and held-to-maturity debt securities at December 31, 2025 and 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
December 31, 2025	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities	$520,100	$2,823	$-	$522,923
Mortgage-backed securities	133,126	1,030	(852)	133,304
State and municipal securities	10,362	1	(554)	9,809
Corporate debt	409,725	2,274	(9,210)	402,789
Total	$1,073,313	$6,128	$(10,616)	$1,068,825
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,621	$-	$(9,589)	$240,032
Mortgage-backed securities	402,097	743	(34,395)	368,445
State and municipal securities	8,358	-	(300)	8,058
Total	$660,076	$743	$(44,284)	$616,535

December 31, 2024
Debt Securities Available-for-Sale
U.S. Treasury securities	$617,350	$580	$(444)	$617,486
Mortgage-backed securities	243,435	49	(24,210)	219,274
State and municipal securities	10,516	1	(1,000)	9,517
Corporate debt	335,758	38	(20,673)	315,123
Total	$1,207,059	$668	$(46,327)	$1,161,400
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,403	$-	$(19,632)	$229,771
Mortgage-backed securities	457,365	14	(55,150)	402,229
State and municipal securities	8,085	-	(589)	7,496
Total	$714,853	$14	$(75,371)	$639,496

All mortgage-backed debt securities are issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

The carrying value of debt securities pledged to secure public funds on deposits or for other purposes as required by law as of December 31, 2025 and 2024 was $1.23 billion and $1.43 billion, respectively.

Restricted equity securities is comprised entirely of a restricted investment in Federal Home Loan Bank of Atlanta stock for membership requirement.

At December 31, 2025 and 2024, there were no holdings of debt securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and fair value of debt securities as of December 31, 2025 and 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025		December 31, 2024
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$441,619	$443,833	$223,145	$223,477
Due from one to five years	147,475	147,058	478,868	475,985
Due from five to ten years	332,436	325,957	258,611	240,114
Due after ten years	18,657	18,673	3,000	2,550
Mortgage-backed securities	133,126	133,304	243,435	219,274
	$1,073,313	$1,068,825	$1,207,059	$1,161,400

Debt securities held-to-maturity
Due within one year	$53,787	$52,811	$250	$250
Due from one to five years	204,192	195,279	256,743	236,586
Due from five to ten years	-	-	495	431
Due after ten years	-	-	-	-
Mortgage-backed securities	402,097	368,445	457,365	402,229
	$660,076	$616,535	$714,853	$639,496

The following table identifies the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months, as of December 31, 2025 and 2024:

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
December 31, 2025
Debt Securities available-for-sale
Mortgage-backed securities	$-	$-	$(852)	$22,662	$(852)	$22,662
State and municipal securities	-	-	(554)	9,363	(554)	9,363
Corporate debt	(984)	77,583	(8,226)	155,724	(9,210)	233,307
Total	$(984)	$77,583	$(9,632)	$187,749	$(10,616)	$265,332
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,589)	$240,032	$(9,589)	$240,032
Mortgage-backed securities	-	-	(34,395)	325,307	(34,395)	325,307
State and municipal securities	(34)	2,954	(266)	4,604	(300)	7,558
Total	$(34)	$2,954	$(44,250)	$569,943	$(44,284)	$572,897
December 31, 2024
Debt Securities available-for-sale
U.S. Treasury securities	$(445)	$250,547	$-	$-	$(445)	$250,547
Mortgage-backed securities	$(6)	$577	$(24,204)	$179,178	$(24,210)	$179,755
State and municipal securities	-	-	(1,000)	9,072	(1,000)	9,072
Corporate debt	(1,307)	25,596	(19,366)	284,489	(20,673)	310,085
Total	$(1,758)	$276,720	$(44,570)	$472,739	$(46,328)	$749,459
U.S. Treasury securities	$-	$-	$(19,632)	$229,771	$(19,632)	$229,771
Mortgage-backed securities	(536)	40,115	(54,614)	356,215	(55,150)	396,330
State and municipal securities	-	-	(589)	7,247	(589)	7,247
Total	$(536)	$40,115	$(74,835)	$593,233	$(75,371)	$633,348

At December 31, 2025 and 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. During the year ended December 31, 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost basis of $153.9 million and recorded a pre-tax loss of  $16.4 million as a result of our portfolio restructuring. The proceeds from the sale were reinvested into higher-yielding securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2025 and 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and municipal securities as such amount is not material at December 31, 2025 and 2024. All debt securities in an unrealized loss position as of December 31, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales and calls of debt securities:

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Sale proceeds	$159,499	$-	$-
Gross realized gains	$-	$-	$-
Gross realized losses	(16,375)	-	-
Net realized (loss) gain	$(16,375)	$-	$-

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The composition of loans at December 31, 2025 and 2024 is summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Commercial, financial and agricultural	$3,146,736	$2,869,894
Real estate - construction	1,457,628	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,739,823	2,547,143
1-4 family mortgage	1,671,713	1,444,623
Non-owner occupied commercial	4,603,389	4,181,243
Subtotal: Real estate mortgage	9,014,925	8,173,009
Consumer	77,623	73,627
Total Loans	13,696,912	12,605,836
Less: Allowance for credit losses	(171,683)	(164,458)
Net Loans	$13,525,229	$12,441,378

Changes in the ACL during the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Balance, beginning of year	$164,458	$153,317	$146,297
Loans charged off	(31,166)	(13,684)	(14,581)
Recoveries	3,046	3,272	2,886
Provision for credit losses	35,345	21,553	18,715
Balance, end of year	$171,683	$164,458	$153,317

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

The Company uses the DCF method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts gross domestic product (“GDP”) growth as a second loss driver for the majority of its loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At December 31, 2025 and 2024, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. At December 31, 2025, the Company expects the national unemployment rate to fall during the forecast period with a rise in national GDP growth rate, with GDP showing improvement and unemployment relatively unchanged when compared to the forecast at December 31, 2024.

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

Changes in the allowance for credit losses, segregated by loan type, during the years ended December 31, 2025, 2024 and 2023, respectively, are as follows:

	Commercial, financial and	Real estate -	Owner-occupied	1-4 family	Non-owner occupied commercial	Total Real estate -
	agricultural	construction	commercial	mortgage	commercial	mortgage	Consumer	Total

	(In Thousands)
	Year Ended December 31, 2025
Allowance for credit losses:
Balance at January 1, 2025	$55,330	$38,597	$22,302	$14,096	$31,328	$67,726	$2,805	$164,458
Charge-offs	(24,904)	(46)	(4,038)	(303)	(1,168)	(5,509)	(707)	(31,166)
Recoveries	2,900	30	1	-	-	1	115	3,046
Provision	30,294	(16,149)	568	10,946	8,811	20,325	875	35,345
Balance at December 31, 2025	$63,620	$22,432	$18,833	$24,739	$38,971	$82,543	$3,088	$171,683

	Year Ended December 31, 2024
Allowance for credit losses:
Balance at January 1, 2024	$52,121	$44,658	$17,702	$12,029	$25,395	$55,126	$1,412	$153,317
Charge-offs	(12,115)	-	(237)	(761)	-	(998)	(571)	(13,684)
Recoveries	3,021	8	29	2	-	31	212	3,272
Provision	12,303	(6,069)	4,808	2,826	5,933	13,567	1,752	21,553
Balance at December 31, 2024	$55,330	$38,597	$22,302	$14,096	$31,328	$67,726	$2,805	$164,458

	Year Ended December 31, 2023
Allowance for credit losses:
Balance at January 1, 2023	$42,830	$42,889	$16,843	$12,219	$29,590	$58,652	$1,926	$146,297
Charge-offs	(13,229)	(108)	(117)	(54)	-	(171)	(1,073)	(14,581)
Recoveries	2,800	3	-	-	-	-	83	2,886
Provision	19,720	1,874	976	(136)	(4,195)	(3,355)	476	18,715
Balance at December 31, 2023	$52,121	$44,658	$17,702	$12,029	$25,395	$55,126	$1,412	$153,317

Allocation of a part of the ACL to one loan type does not preclude its ability to absorb losses in other loan types. We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment.  The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit loss.  The allowance for credit losses on unfunded commitments was $572,000 and $608,000 at December 31, 2025 and 2024, respectively. The provision expense (release) for unfunded commitments was ($36,000) for the year ended December 31, 2025 and was $32,000 for the year ended December 31, 2024.

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

The tables below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2025 and 2024:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$682,117	$327,516	$120,889	$219,978	$186,839	$219,843	$1,267,362	$25,570	$3,050,114
Special Mention	4,206	1,927	231	2,716	1,822	6,878	20,423	4,564	42,767
Substandard - Accruing	-	53	-	603	-	24,715	1,728	-	27,099
Substandard - Non-accrual	-	885	669	336	1	8,176	15,793	896	26,756
Total Commercial, financial and agricultural	$686,323	$330,381	$121,789	$223,633	$188,662	$259,612	$1,305,306	$31,030	$3,146,736
Current-period gross write-offs	$-	$-	$669	$5,667	$1,925	$1,442	$14,878	$323	$24,904

Real estate - construction
Pass	$468,553	$396,658	$188,617	$185,466	$65,552	$26,911	$82,009	$-	$1,413,766
Special Mention	-	6,401	-	-	-	479	150	-	7,030
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	3,508	15,946	16,432	-	-	-	35,886
Total Real estate - construction	$468,553	$403,059	$192,125	$201,412	$81,984	$28,335	$82,160	$-	$1,457,628
Current-period gross write-offs	$-	$-	$-	$46	$-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$471,700	$369,455	$158,561	$439,521	$420,902	$741,250	$78,331	$2,397	$2,682,117
Special Mention	3,570	4,786	1,787	394	7,252	16,043	2,794	-	36,626
Substandard - Accruing	125	-	1,552	-	-	4,476	1,350	-	7,503
Substandard - Non-accrual	-	-	417	5,002	6,452	1,706	-	-	13,577
Total Owner-occupied commercial	$475,395	$374,241	$162,317	$444,917	$434,606	$763,475	$82,475	$2,397	$2,739,823
Current-period gross write-offs	$-	$3,478	$-	$-	$-	$560	$-	$-	$4,038

1-4 family mortgage
Pass	$323,633	$236,761	$105,279	$274,544	$168,885	$115,994	$423,365	$4,096	$1,652,557
Special Mention	-	160	173	40	2,681	1,397	4,685	-	9,136
Substandard - Accruing	-	-	-	-	-	402	178	-	580
Substandard - Non-accrual	395	1,101	109	5,059	969	1,014	705	88	9,440
Total 1-4 family mortgage	$324,028	$238,022	$105,561	$279,643	$172,535	$118,807	$428,933	$4,184	$1,671,713
Current-period gross write-offs	$-	$-	$-	$-	$-	$37	$266	$-	$303

Non-owner occupied commercial
Pass	$673,189	$648,847	$208,324	$1,293,147	$711,292	$872,833	$79,131	$2,277	$4,489,040
Special Mention	-	-	259	340	25,079	-	-	-	25,678
Substandard - Accruing	-	-	-	3,187	864	2,643	-	-	6,694
Substandard - Non-accrual	-	3,815	-	17,747	57,701	2,714	-	-	81,977
Total Non-owner occupied commercial	$673,189	$652,662	$208,583	$1,314,421	$794,936	$878,190	$79,131	$2,277	$4,603,389
Current-period gross write-offs	$-	$-	$-	$1,117	$47	$4	$-	$-	$1,168

Consumer
Pass	$29,354	$3,584	$1,578	$1,594	$594	$2,130	$38,009	$-	$76,843
Special Mention	-	-	-	-	23	-	21	-	44
Substandard - Accruing	-	-	-	-	-	21	-	-	21
Substandard - Non-accrual	-	-	-	15	-	700	-	-	715
Total Consumer	$29,354	$3,584	$1,578	$1,609	$617	$2,851	$38,030	$-	$77,623
Current-period gross write-offs	$-	$-	$-	$-	$-	$573	$134	$-	$707

Total Loans
Pass	$2,648,546	$1,982,821	$783,248	$2,414,250	$1,554,064	$1,978,961	$1,968,207	$34,340	$13,364,437
Special Mention	7,776	13,274	2,450	3,490	36,857	24,797	28,073	4,564	121,281
Substandard - Accruing	125	53	1,552	3,790	864	33,202	3,257	-	42,843
Substandard - Non-accrual	395	5,801	4,703	44,105	81,555	14,310	16,498	984	168,351
Total Loans	$2,656,842	$2,001,949	$791,953	$2,465,635	$1,673,340	$2,051,270	$2,016,035	$39,888	$13,696,912
Current-period gross write-offs	$-	$3,478	$669	$6,830	$1,972	$2,616	$15,278	$323	$31,166

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$529,002	$171,139	$331,476	$273,304	$120,088	$195,011	$1,121,196	$248	$2,741,464
Special Mention	1,767	666	12,260	2,442	3,254	10,001	21,647	-	52,037
Substandard - Accruing	1,064	-	987	349	364	25,620	22,317	-	50,701
Substandard - Non-accrual	-	1,177	2,049	8,201	271	8,513	5,481	-	25,692
Total Commercial, financial and agricultural	$531,833	$172,982	$346,772	$284,296	$123,977	$239,145	$1,170,641	$248	$2,869,894
Current-period gross write-offs	$36	$1,002	$-	$52	$675	$4,327	$2,851	$3,172	$12,115

Real estate - construction
Pass	$367,276	$292,379	$506,542	$150,307	$32,330	$16,083	$72,793	$-	$1,437,710
Special Mention	259	3,100	28,224	16,477	-	-	-	-	48,060
Substandard - Accruing	-	590	2,000	-	-	946	-	-	3,536
Substandard - Non-accrual	-	-	-	-	-	-	-	-	-
Total Real estate - construction	$367,535	$296,069	$536,766	$166,784	$32,330	$17,029	$72,793	$-	$1,489,306
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$377,351	$168,561	$503,351	$467,790	$276,795	$594,794	$65,269	$802	$2,454,713
Special Mention	10,148	6,410	1,373	22,087	5,441	16,912	4,961	-	67,332
Substandard - Accruing	3,562	417	1,147	6,681	2,169	2,378	-	-	16,354
Substandard - Non-accrual	-	-	2,886	-	79	5,779	-	-	8,744
Total Owner-occupied commercial	$391,061	$175,388	$508,757	$496,558	$284,484	$619,863	$70,230	$802	$2,547,143
Current-period gross write-offs	$-	$-	$-	$100	$-	$137	$-	$-	$237

1-4 family mortgage
Pass	$294,602	$126,953	$319,472	$188,104	$65,673	$78,629	$351,240	$-	$1,424,673
Special Mention	-	469	2,523	2,943	1,124	6,628	2,428	-	16,115
Substandard - Accruing	-	-	-	-	-	403	381	-	784
Substandard - Non-accrual	-	265	646	855	405	380	500	-	3,051
Total 1-4 family mortgage	$294,602	$127,687	$322,641	$191,902	$67,202	$86,040	$354,549	$-	$1,444,623
Current-period gross write-offs	$-	$28	$61	$62	$-	$129	$481	$-	$761

Non-owner occupied commercial
Pass	$479,275	$174,415	$1,449,886	$888,829	$367,100	$670,317	$70,161	$246	$4,100,229
Special Mention	-	-	8,304	53,926	-	3,376	-	-	65,606
Substandard - Accruing	-	-	4,584	-	-	9,565	-	-	14,149
Substandard - Non-accrual	-	-	384	875	-	-	-	-	1,259
Total Non-owner occupied commercial	$479,275	$174,415	$1,463,158	$943,630	$367,100	$683,258	$70,161	$246	$4,181,243
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$33,004	$2,941	$2,462	$1,346	$1,234	$2,505	$29,335	$-	$72,827
Special Mention	-	-	-	-	-	-	45	-	45
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard - Non-accrual	-	-	-	-	-	755	-	-	755
Total Consumer	$33,004	$2,941	$2,462	$1,346	$1,234	$3,260	$29,380	$-	$73,627
Current-period gross write-offs	$19	$8	$-	$-	$-	$75	$469	$-	$571

Total Loans
Pass	$2,080,509	$936,388	$3,113,189	$1,969,680	$863,220	$1,557,340	$1,709,994	$1,296	$12,231,616
Special Mention	12,174	10,645	52,684	97,875	9,819	36,917	29,081	-	249,195
Substandard - Accruing	4,626	1,007	8,718	7,030	2,533	38,912	22,698	-	85,524
Substandard - Non-accrual	-	1,442	5,965	9,931	755	15,427	5,981	-	39,501
Total Loans	$2,097,309	$949,482	$3,180,556	$2,084,516	$876,327	$1,648,596	$1,767,754	$1,296	$12,605,836
Current-period gross write-offs	$55	$1,038	$61	$214	$675	$4,668	$3,801	$3,172	$13,684

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans by performance status as of December 31, 2025 and 2024 are as follows:

December 31, 2025	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,119,879	$26,857	$3,146,736
Real estate - construction	1,421,743	35,885	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,726,245	13,578	2,739,823
1-4 family mortgage	1,661,950	9,763	1,671,713
Non-owner occupied commercial	4,521,412	81,977	4,603,389
Total real estate - mortgage	8,909,607	105,318	9,014,925
Consumer	76,854	769	77,623
Total	$13,528,083	$168,829	$13,696,912

December 31, 2024	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$2,844,164	$25,730	$2,869,894
Real estate - construction	1,488,645	661	1,489,306
Real estate - mortgage:
Owner-occupied commercial	2,538,399	8,744	2,547,143
1-4 family mortgage	1,439,332	5,291	1,444,623
Non-owner occupied commercial	4,179,984	1,259	4,181,243
Total real estate - mortgage	8,157,715	15,294	8,173,009
Consumer	72,846	781	73,627
Total	$12,563,370	$42,466	$12,605,836

Loans by past due status as of December 31, 2025 and 2024 are as follows:

December 31, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,001	$1,533	$101	$2,635	$26,756	$3,117,345	$3,146,736	$19,724
Real estate - construction	-	1,148	-	1,148	35,885	1,420,595	1,457,628	35,173
Real estate - mortgage:
Owner-occupied commercial	5,815	295	-	6,110	13,578	2,720,135	2,739,823	13,578
1-4 family mortgage	998	4,770	323	6,091	9,440	1,656,182	1,671,713	8,993
Non-owner occupied commercial	2,663	-	-	2,663	81,977	4,518,749	4,603,389	77,930
Total real estate -mortgage	9,476	5,065	323	14,864	104,995	8,895,066	9,014,925	100,501
Consumer	491	140	54	685	715	76,223	77,623	15
Total	$10,968	$7,886	$478	$19,332	$168,351	$13,509,229	$13,696,912	$155,413

December 31, 2024	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$9,218	$8,469	$38	$17,725	$25,692	$2,826,477	2,869,894	$22,266
Real estate - construction	6,046	15,898	661	22,605	-	1,466,701	1,489,306	-
Real estate - mortgage:
Owner-occupied commercial	9,494	2,478	-	11,972	8,744	2,526,427	2,547,143	8,644
1-4 family mortgage	1,157	3,111	2,240	6,508	3,051	1,435,064	1,444,623	2,787
Non-owner occupied commercial	4,432	-	-	4,432	1,259	4,175,552	4,181,243	729
Total real estate -mortgage	15,083	5,589	2,240	22,912	13,054	8,137,043	8,173,009	12,160
Consumer	83	34	26	143	755	72,729	73,627	-
Total	$30,430	$29,990	$2,965	$63,385	$39,501	$12,502,950	12,605,836	$34,426

There was no interest earned on nonaccrual loans for the years ended December 31, 2025 and 2024.

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

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,792	$2,247	$2,763	$30,235	$54,037	$17,465
Real estate - construction	35,946	-	-	944	36,890	712
Real estate - mortgage:
Owner-occupied commercial	21,076	-	-	76	21,152	-
1-4 family mortgage	9,887	-	109	-	9,996	446
Non-owner occupied commercial	87,917	-	-	875	88,792	5,434
Total real estate - mortgage	118,880	-	109	951	119,940	5,880
Consumer	-	-	15	721	736	721
Total	$173,618	$2,247	$2,887	$32,851	$211,603	$24,778

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,901	$1,721	$7,449	$42,684	$70,755	$17,615
Real estate - construction	2,590	-	-	946	3,536	-
Real estate - mortgage:
Owner-occupied commercial	24,935	-	-	78	25,013	2,890
1-4 family mortgage	3,719	-	109	-	3,828	287
Non-owner occupied commercial	14,533	-	-	875	15,408	2,081
Total real estate - mortgage	43,187	-	109	953	44,249	5,258
Consumer	-	-	-	755	755	755
Total	$64,678	$1,721	$7,558	$45,338	$119,295	$23,628

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
			Payment Deferral
	Term		and Term	New		Percentage of
	Extensions	Payment Deferral	Extensions	Origination	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$150	$10,163	$494	$-	$10,807	0.08%
Real estate - construction	-	5,945	-	-	5,945	0.04%
Owner-occupied commercial	-	13,252	-	-	13,252	0.10%
1-4 family mortgage	-	402	-	-	402	-%
Total	$150	$29,762	$494	$-	$30,406	0.22%

	Year Ended December 31, 2024
			Payment Deferral
	Term		and Term	New		Percentage of
	Extensions	Payment Deferral	Extensions	Origination	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$248	$12,354	$-	$-	$12,602	0.10%
Owner-occupied commercial	3,562	5,827	-	-	9,389	0.07%
1-4 family mortgage	175	174	-	96	445	-%
Total	$3,985	$18,355	$-	$96	$22,436	0.17%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025:

	Year Ended December 31, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 58	$903
Real estate - construction	4 to 5	339
Owner-occupied commercial	4 to 8	232
1-4 family mortgage	4	17
Non-owner occupied commercial	-	-

	Year Ended December 31, 2024
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 95	$1,403
Real estate - construction	-	-
Owner-occupied commercial	5 to 60	16
1-4 family mortgage	3 to 121	9
Non-owner occupied commercial	-	-

There were no loans that were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the years ended December 31, 2025 and December 31, 2024, respectively. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	(In Thousands)
Balance, beginning of year	$42,427	$39,831
Advances	28,182	32,740
Repayments	(24,086)	(29,585)
Removal	-	(559)
Balance, end of year	$46,523	$42,427

NOTE 4.         FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31, 2025, 2024 and 2023 follows:

	2025	2024	2023
	(In Thousands)
Balance at beginning of year	$2,531	$995	$248
Transfers from loans and capitalized expenses	3,090	4,514	933
Foreclosed properties sold	(3,336)	(3,024)	(158)
Gain (loss) on sale	298	120	(28)
Write downs and partial liquidations	-	(74)	-
Balance at end of year	$2,583	$2,531	$995

NOTE 5.         PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Land	$8,086	$7,497
Building	34,076	34,037
Furniture and equipment	42,768	40,771
Leasehold improvements	16,866	14,669
Construction in progress	2,907	1,798
Total premises and equipment, cost	104,703	98,772
Accumulated depreciation	(44,307)	(39,587)
Total premises and equipment, net	$60,396	$59,185

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2025, 2024 and 2023 were $4.7 million, $4.8 million and $4.4 million, respectively.

NOTE 6.         LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The Company reports its right-of-use asset in other assets and its lease liabilities in other liabilities in its Consolidated Balance Sheets.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2025	December 31, 2024
Right-of-use assets	$22,018	$26,059
Lease liabilities	$23,060	$27,053
Weighted average remaining lease term	7.3	7.8
Weighted average discount rate	3.9%	3.8%

Lease costs during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating lease cost	$5,998	$5,706
Short-term lease cost	35	75
Variable lease cost	895	852
Sublease income	(20)	(19)
Net lease cost	$6,908	$6,614

The following table reconciles future undiscounted lease payments due under non-cancelable leases to the aggregate lease liability as of December 31, 2025:

(In Thousands)
2025	$5,376
2026	4,308
2027	3,357
2028	2,776
2029	2,313
Thereafter	8,789
Total lease payments	$26,919
Less: imputed interest	(3,859)
Present value of operating lease liabilities	$23,060

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

See Note 16, Commitments and Contingencies, for additional disclosures regarding the Company’s VIEs.

NOTE 8.         DEPOSITS

Deposits at December 31, 2025, and December 31, 2024 were as follows:

	December 31,	December 31,
	2025	2024
	(In Thousands)
Noninterest-bearing demand	$2,684,272	$2,619,687
Interest-bearing checking	10,034,713	9,511,161
Savings	110,298	102,088
Time deposits, $250,000 and under	369,855	367,216
Time deposits, over $250,000	1,019,896	943,307
	$14,219,034	$13,543,459

The scheduled maturities of time deposits at December 31, 2025 were as follows:

(In Thousands)
2026	$1,324,200
2027	49,277
2028	3,908
2029	8,148
2030	4,218
Total	$1,389,751

At December 31, 2025 and 2024, overdraft deposits reclassified to loans were $2.5 million and $10.7 million, respectively.

NOTE 9.          FEDERAL FUNDS PURCHASED

At December 31, 2025, the Company had $1.37 billion in federal funds purchased from its correspondent banks that are clients of its correspondent banking unit, compared to $1.91 billion at December 31, 2024. Rates paid on these funds were between 3.67% and 3.75% as of December 31, 2025 and 4.42% and 4.50% as of December 31, 2024.

At December 31, 2025, the Company had available lines of credit totaling approximately $472.0 million with various financial institutions for borrowing on a short-term basis, compared to $537.0 million at December 31, 2024. The Company had $100.0 million outstanding borrowings from these lines at December 31, 2025, compared to $80.0 million outstanding borrowings from these lines at December 31, 2024.

NOTE 10.         OTHER BORROWINGS

Other borrowings are comprised of:

●	$34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually.

Debt is reported net of unamortized issuance costs of $0 and $7,000 as of December 31, 2025 and 2024, respectively.

During the fourth quarter of 2025, the Company redeemed its $30 million 4.5% Subordinated Notes due November 2027, which were outstanding as of December 31, 2024.

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

NOTE 12.         EMPLOYEE AND DIRECTOR BENEFITS

The Company has a stock incentive plan, which is described below. The compensation cost that has been charged against income for the plan was approximately $3.0 million, $3.5 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, there are a total of 2,950,298 shares available to be granted under the Plan.

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

There were no grants of stock options during the years ended December 31, 2025 and 2024.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
Year Ended December 31, 2025:
Outstanding at beginning of year	80,450	$26.03	1.9	$4,723
Exercised	(31,950)	17.10	-	1,747
Outstanding at end of year	48,500	$31.92	2.0	$1,933

Exercisable at December 31, 2025:	48,500	$31.92	2.0	$1,933

Year Ended December 31, 2024:
Outstanding at beginning of year	165,300	$24.35	2.9	$7,211
Exercised	(77,350)	23.71	2.0	57,618
Forfeited	(7,500)	6.92	-	-
Outstanding at end of year	80,450	$26.03	1.9	$4,723

Exercisable at December 31, 2024:	80,450	$26.03	1.9	$4,723

Year Ended December 31, 2023:
Outstanding at beginning of year	280,000	$19.43	3.0	$14,088
Exercised	(112,200)	11.84	0.7	6,148
Forfeited	(2,500)	35.47	4.8	78
Outstanding at end of year	165,300	$24.35	2.9	$7,211

Exercisable at December 31, 2023:	143,300	$21.84	2.2	$6,419

Exercisable options at December 31, 2025 were as follows:

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Thousands)
$14.00 - 15.00	2,000	14.32	0.7	115
18.00 - 19.00	2,000	18.32	0.1	107
19.00 - 20.00	8,000	19.16	0.1	421
34.00 - 35.00	2,000	34.09	3.1	75
35.00 - 36.00	26,500	35.63	2.8	958
38.00 - 39.00	5,500	38.26	1.1	184
41.00 - 42.00	1,000	41.21	2.1	31
43.00 - 44.00	1,500	43.80	2.5	42
	48,500	$31.92	2.0	$1,933

As of December 31, 2025, there were no non-vested stock options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of December 31, 2025, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2025, non-vested restricted stock had a weighted average remaining time to vest of 2.4 years.

The Company periodically grants PSUs that give plan participants the opportunity to earn stock between 0% and 150% of the number of PSUs granted based on achieving certain performance metrics. The number of stock earned upon vesting of PSUs is determined by reference to the Company’s total shareholder return relative to a peer group of other publicly traded banks and bank holding companies during the performance period. The performance period is generally three years starting on the grant date. The fair value of PSUs is determined using a Monte Carlo simulation model on the grant date. As of December 31, 2025, there was $1.5 million of total unrecognized compensation cost related to non-vested PSUs. As of December 31, 2025, non-vested performance stock had a weighted average remaining time to vest of 3 years.

The following table summarizes restricted stock and PSU activity:

	Restricted Stock		PSU
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2025:
Non-vested at beginning of year	145,837	$66.35	30,065	$70.45
Granted	44,989	82.00	16,316	77.97
Additional performance share attainment	-	-	290	89.68
Vested	(40,631)	62.53	(13,934)	69.30
Forfeited	(10,782)	71.15	(2,645)	71.82
Non-vested at end of year	139,413	$72.15	30,092	$74.26

Year Ended December 31, 2024:
Non-vested at beginning of year	158,298	$58.08	31,944	$58.25
Granted	54,794	68.95	20,469	59.07
Vested	(49,090)	46.04	(18,653)	37.05
Forfeited	(18,165)	56.98	(3,695)	70.58
Non-vested at end of year	145,837	$66.35	30,065	$70.45

Year Ended December 31, 2023:
Non-vested at beginning of year	141,580	$56.39	23,852	$54.16
Granted	64,880	58.45	8,092	70.29
Vested	(35,163)	49.85	-	-
Forfeited	(12,999)	63.78	-	-
Non-vested at end of year	158,298	$58.08	31,944	$58.25

Retirement Plans

The Company has a retirement savings 401(k) and profit-sharing plan in which all employees 21 years of age and older may participate after completion of one year of service. The Company matches employees’ contributions based on a percentage of salary contributed by participants and may make additional discretionary profit-sharing contributions. The Company’s expense for the plan was $2.5 million, $2.3 million and $2.1 million for 2025, 2024 and 2023, respectively.

NOTE 13.         REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth in the Alabama Banking Code and by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. Based on these restrictions, the Bank would be limited to paying $500.3 million in dividends as of December 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum CET1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. Management believes that it is well capitalized under the prompt corrective action provisions as of December 31, 2025.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,838,024	11.65%	$709,755	4.50%	N/A	N/A
ServisFirst Bank	1,866,335	11.83%	709,698	4.50%	$1,025,119	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,838,524	11.66%	946,340	6.00%	N/A	N/A
ServisFirst Bank	1,866,835	11.84%	946,264	6.00%	1,261,685	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	2,038,579	12.93%	1,261,787	8.00%	N/A	N/A
ServisFirst Bank	2,039,090	12.93%	1,261,685	8.00%	1,577,107	10.00%
Tier I Capital to Average Assets:
Consolidated	1,838,524	10.26%	717,027	4.00%	N/A	N/A
ServisFirst Bank	1,866,835	10.41%	716,995	4.00%	896,244	5.00%

As of December 31, 2024:
CET I Capital to Risk Weighted Assets:
Consolidated	$1,634,837	11.42%	$644,441	4.50%	N/A	N/A
ServisFirst Bank	1,694,412	11.83%	644,402	4.50%	$930,803	6.50%
Tier I Capital to Risk Weighted Assets:
Consolidated	1,635,337	11.42%	859,255	6.00%	N/A	N/A
ServisFirst Bank	1,694,912	11.84%	859,203	6.00%	1,145,604	8.00%
Total Capital to Risk Weighted Assets:
Consolidated	1,847,146	12.90%	1,145,673	8.00%	N/A	N/A
ServisFirst Bank	1,859,978	12.99%	1,145,604	8.00%	1,432,005	10.00%
Tier I Capital to Average Assets:
Consolidated	1,635,337	9.59%	682,238	4.00%	N/A	N/A
ServisFirst Bank	1,694,912	9.94%	682,223	4.00%	852,779	5.00%

NOTE 14.         OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Other Operating Income
ATM fee income	$610	$632	$(200)
Mark to market interest rate cap derivative	-	-	48
Loss on sale of fixed assets	-	(91)	-
Merchant services fees	2,337	2,278	2,214
Other	158	68	975
Total other operating income	$3,105	$2,887	$3,037

Other Operating Expenses
Other loan expenses	$5,283	$2,754	$2,794
Customer and public relations	3,587	3,338	2,971
Sales and use tax	601	779	771
Write-down investment in tax credit partnerships	1,360	1,396	12,053
Telephone	588	564	597
Donations and contributions	618	658	651
Marketing	1,151	951	768
Supplies	752	701	705
Fraud and forgery losses	516	2,139	1,435
Directors fees	794	807	797
Postage	336	352	361
Other operational losses	2,856	270	449
Other insurance expense	1,858	1,845	1,794
Courier	657	619	528
Core processing deconversion expense	-	134	-
EDP contract termination	-	-	1,134
Privilege tax expense	2,014	1,767	4,300
Other	2,670	2,267	1,234
Total other operating expenses	$25,641	$21,341	$33,342

NOTE 15.         INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Current tax expense:
Federal	$58,121	$51,897	$35,124
State	5,578	3,194	3,616
Total current tax expense	63,699	55,091	38,740
Deferred tax (benefit) expense:
Federal	1,082	(2,227)	(1,057)
State	746	(1,124)	52
Total deferred tax (benefit)	1,828	(3,351)	(1,005)
Total income tax expense	$65,527	$51,740	$37,735

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Year Ended December 31, 2025
	Amount	% of Pre-tax Earnings
	(In Thousands)
US federal statutory income tax	71,848	21.00%
State and local income taxes, net of federal income tax effect(2)	5,023	1.47%
Tax credits:
Energy tax credits	(4,500)	(1.32)%
Other credits	(4,592)	(1.34)%
Nontaxable or nondeductible items	(2,863)	(0.84)%
Change in unrecognized tax positions	176	0.05%
Other	435	0.13%
Effective income tax and rate(1)	$65,527	19.15%

(1) Post-adoption of ASU 2023-09
(2) State taxes in Alabama, Florida, and South Carolina make up the majority (greater than 50%) of the tax effect in this category

	Year Ended December 31, 2024
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$58,585	21.00%
Effect on rate of:
State income tax, net of federal tax effect	1,787	0.64%
Tax-exempt income, net of expenses	(14)	(0.01)%
Bank-owned life insurance contracts	(2,002)	(0.72)%
Excess tax benefit from stock compensation	(1,117)	(0.40)%
Federal tax credits, net of related amortization	(6,297)	(2.26)%
Other	798	0.36%
Effective income tax and rate(3)	$51,740	18.61%

(3) 2024 and 2023 are pre-adoption of ASU 2023-09

	Year Ended December 31, 2023
	Amount	% of Pre-tax Earnings
	(In Thousands)
Income tax at statutory federal rate	$51,363	21.00%
Effect on rate of:
State income tax, net of federal tax effect	3,339	1.37%
Tax-exempt income, net of expenses	(92)	(0.04)%
Bank-owned life insurance contracts	(1,591)	(0.65)%
Excess tax benefit from stock compensation	(1,242)	(0.51)%
Federal tax credits, net of related amortization	(16,002)	(6.54)%
Other	1,960	0.80%
Effective income tax and rate(3)	$37,735	15.43%

(3) 2024 and 2023 are pre-adoption of ASU 2023-09

The components of net deferred tax asset are as follows:

	December 31,
	2025	2024
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$43,236	$41,431
Other real estate owned	-	255
Nonqualified equity awards	1,472	1,375
Nonaccrual interest	216	814
State tax credits carryforward	1,530	2,195
Deferred loan fees	4,523	4,074
Reserve for unfunded commitments	-	-
Accrued bonus	3,685	3,910
Capital loss carryforward	662	1,716
Lease liability	5,788	6,790
Deferred revenue	-	-
Net unrealized loss on securities available for sale	722	10,937
Other deferred tax assets	780	1,996
Total deferred tax assets	62,614	75,493

Deferred tax liabilities:
Depreciation	3,671	4,138
Prepaid expenses	921	781
Investments	1,178	950
Right-of-use assets and other leasing transactions	5,527	6,541
Other deferred tax liabilities	1,612	1,335
Total deferred tax liabilities	12,909	13,745
Net deferred tax assets	$49,705	$61,748

The Federal and State total of income taxes paid (net of refunds received):
2025
Federal	$27,521,000
State(4)	7,056,359
Total	34,577,359

5% threshold (4)	1,728,868

(4) No individual state payments over threshold

The Company believes its net deferred tax asset is recoverable as of December 31, 2025 and 2024 based on the expectation of future taxable income and other relevant considerations.

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

Accrued interest and penalties on unrecognized income tax benefits totaled $206,000 and $495,000 as of December 31, 2025 and 2024, respectively. Interest and penalties related to unrecognized income tax benefits are recorded in the provision for income taxes. The Company has $513,000 of unrecognized tax benefits (net of the federal benefit on state income tax issues) recorded as of December 31, 2025. Unrecognized income tax benefits as of December 31, 2025, and December 31, 2024, that, if recognized, would impact the effective income tax rate totaled $513,000 and $1,511,000 (net of the federal benefit on state income tax issues), respectively.

The following table presents a summary of the changes during 2025, 2024 and 2023 in the amount of unrecognized tax benefits that are included in the consolidated balance sheets:

	2025	2024	2023
	(In Thousands)
Balance, beginning of year	$1,913	$2,092	$-
Increases related to prior year tax positions	-	-	1,285
Decreases related to prior year tax positions	(1,401)	(854)	-
Increases related to current year tax positions	137	675	807
Balance, end of year	$649	$1,913	$2,092

NOTE 16.          COMMITMENTS AND CONTINGENCIES

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

	2025	2024	2023
	(In Thousands)
Commitments to extend credit	$3,779,178	$3,552,958	$3,410,283
Credit card arrangements	395,780	366,843	381,524
Standby letters of credit and financial guarantees	117,371	125,147	86,065
Total	$4,292,329	$4,044,948	$3,877,872

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

		December 31,
	Balance Sheet Location	2025	2024
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$98,681	$75,705
Amount of future funding commitments including in carrying amount	Other liabilities	65,439	39,502
Lending exposures	Loans	107,764	96,224
SBIC and certain other equity method investments:
Carrying amount	Other assets	13,399	4,642
Amount of future funding commitments not included in carrying amount	N/A	18,551	12,308

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

	Income Statement Location	2025	2024
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(42,762)	$(13,392)
Amortization expense	Income tax expense	36,634	11,162

NOTE 17.         CONCENTRATIONS OF CREDIT

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

NOTE 18.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable pursuant to the exercise of stock options and vesting of performance shares. The difference in earnings per share under the two-class method was not significant at December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(Dollar Amounts In Thousands Except Per Share Amounts)
Earnings Per Share
Weighted average common shares outstanding	54,609,237	54,528,302	54,411,171
Net income available to common stockholders	$276,541	$227,180	$206,791
Basic earnings per common share	$5.06	$4.17	$3.80

Weighted average common shares outstanding	54,609,237	54,528,302	54,411,171
Dilutive effects of assumed exercise of stock options and vesting of performance shares	57,037	95,932	124,144
Weighted average common and dilutive potential common shares outstanding	54,666,274	54,624,234	54,535,315
Net income available to common stockholders	$276,541	$227,180	$206,791
Diluted earnings per common share	$5.06	$4.16	$3.79

NOTE 19.         RELATED PARTY TRANSACTIONS

As more fully described in Note 3 “Loans,” the Company had outstanding loan balances, as made in the ordinary course of business, to related parties as of December 31, 2025 and 2024 in the amount of $46.5 million and $42.4 million, respectively. Deposits of related parties are also accepted in the ordinary course of business. The aggregate balances of related party deposits are immaterial as of December 31, 2025 and 2024, respectively.

NOTE 20.         FAIR VALUE MEASUREMENT

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the allowance for credit losses is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustments as of December 31, 2025 was 0% to 70% and 17.1%, respectively.  The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 0% to 75% and 25.5%, respectively.  Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $22.5 million and $18.3 million during the years ended December 31, 2025 and 2024, respectively.

Other Real Estate Owned and Repossessed Assets. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 10% to 27% and 23.5%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2024 was 19% to 47% and 22.7% respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net gains (losses) on the sale and write-downs of OREO of $298,000 and ($132,000) were recognized during the years ended December 31, 2025 and 2024, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were five residential real estate loan foreclosures for $2.5 million classified as OREO as of December 31, 2025, compared to three residential real estate loan foreclosures for $852,400 as of December 31, 2024.

There was one residential real estate loan for $171,000 that was in the process of being foreclosed as of December 31, 2025. There was one residential real estate loan for $82,000 that was in the process of being foreclosed as of December 31, 2024.

The following table presents the Company’s financial assets and financial liabilities carried at fair value on a recurring basis as of December 31, 2025 and 2024. There were no liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$522,923	$-	$-	$522,923
Mortgage-backed securities	-	133,304	-	133,304
State and municipal securities	-	9,809	-	9,809
Corporate debt	-	402,789	-	402,789
Total available-for-sale debt securities	522,923	545,902	-	1,068,825
Total assets at fair value	$522,923	$545,902	$-	$1,068,825

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$617,486	$-	$-	$617,486
Mortgage-backed securities	-	219,274	-	219,274
State and municipal securities	-	9,517	-	9,517
Corporate debt	-	315,123	-	315,123
Total available-for-sale debt securities	617,486	543,914	-	1,161,400
Total assets at fair value	$617,486	$543,914	$-	$1,161,400

The carrying amount and estimated fair value of the Company’s financial instruments measured on a nonrecurring basis were as follows:

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$186,825	$186,825
Other real estate owned and repossessed assets	-	-	2,583	2,583
Total assets at fair value	$-	$-	$189,408	$189,408

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$95,667	$95,667
Other real estate owned and repossessed assets	-	-	2,531	2,531
Total assets at fair value	$-	$-	$98,198	$98,198

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2025, there were no transfers compared to two transfers from Level 3 to Level 2 during 2024.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2025 and 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology:

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

December 31, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,121,734	$1,121,734	$1,121,734	$-	$-
Securities purchased with agreement to resell	498,910	498,910	498,910	-	-
Held to maturity U.S. Treasury securities	249,621	240,032	240,032	-	-
Federal funds sold	6,052	6,052	-	6,052	-
Held to maturity debt securities	410,455	376,503	-	376,003	500
Mortgage loans held for sale	11,744	11,744	-	11,744	-
Restricted equity securities	12,203	12,203	-	12,203	-
Loans, net	13,525,229	13,267,169	-	-	13,267,169
Financial Liabilities:
Deposits	$14,219,034	$14,217,711	$-	$14,217,711	$-
Federal funds purchased	1,471,628	1,471,628	-	1,471,628	-
Other borrowings	34,750	31,258	-	31,258	-

December 31, 2024	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$2,375,589	$2,375,589	$2,375,589	$-	$-
Held to maturity U.S. Treasury securities	249,403	229,771	229,771	-	-
Federal funds sold	1,045	1,045	-	1,045	-
Held to maturity debt securities	465,450	409,725	-	409,475	250
Mortgage loans held for sale	9,211	9,211	-	9,211	-
Restricted equity securities	11,300	11,300	-	11,300	-
Loans, net	12,441,378	12,013,721	-	-	12,013,721
Financial Liabilities:
Deposits	$13,543,459	$13,540,438	$-	$13,540,438	$-
Federal funds purchased	1,993,728	1,993,728	-	1,993,728	-
Other borrowings	64,743	59,130	-	59,130	-

NOTE 21.         PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Company as of December 31, 2025 and 2024 and the condensed statements of income and cash flows for the years ended December 31, 2025, 2024 and 2023.

CONDENSED BALANCE SHEETS
(In Thousands)
	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$26,205	$22,584
Investment in subsidiary	1,878,159	1,675,847
Other assets	1,268	864
Total assets	$1,905,632	$1,699,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other borrowings	$34,750	$64,743
Other liabilities	21,035	18,280
Total liabilities	55,785	83,023
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,624,955 shares issued and outstanding at December 31, 2025; and 54,569,427 shares issued and outstanding at December 31, 2024 at December 31, 2021	54	54
Additional paid-in capital	237,839	235,781
Retained earnings	1,613,746	1,412,616
Accumulated other comprehensive loss	(1,792)	(32,179)
Total stockholders' equity	1,849,847	1,616,272
Total liabilities and stockholders' equity	$1,905,632	$1,699,295

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023.
(In Thousands)
	2025	2024	2023
Income:
Dividends received from subsidiary	$109,500	$71,887	$62,500
Other income	65	92	44
Total income	109,565	71,979	62,544
Expense:
Other expenses	2,947	2,683	2,829
Total expenses	2,947	2,683	2,829
Equity in undistributed earnings of subsidiary	169,923	157,884	147,076
Net income	276,541	227,180	206,791
Dividends on preferred stock	-	-	-
Net income available to common stockholders	$276,541	$227,180	$206,791

STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023.
(In Thousands)
	2025	2024	2023
Operating activities
Net income	$276,541	$227,180	$206,791
Adjustments to reconcile net income to net cash provided by operating activities:
Other	168	(1,311)	2,230
Equity in undistributed earnings of subsidiary	(169,923)	(157,887)	(147,076)
Net cash provided by operating activities	106,786	67,982	61,945
Investing activities
Other	-	-	(300)
Net cash used in investing activities	-	-	(300)
Financing activities
Redemption of subordinated notes	(30,000)	-	-
Dividends paid on common stock	(73,165)	(65,412)	(60,923)
Net cash used in financing activities	(103,165)	(65,412)	(60,923)
Net change in cash and cash equivalents	3,621	2,570	722
Cash and cash equivalents at beginning of year	22,584	20,014	19,292
Cash and cash equivalents at end of year	$26,205	$22,584	$20,014

NOTE 22.         SEGMENT REPORTING

The Bank’s revenue is primarily derived from the business of banking. The Bank’s financial performance is monitored on consolidated basis by senior management, which is considered to be the Bank’s CODM. Senior Management includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Operating Officer. Financial performance is reported to the CODM monthly, and the primary measure of performance is net income, net interest income, non-interest income, significant expenses and budget to actual results, and provides guidance in strategy and the allocation of resources. The allocation of resources throughout the Bank is based on consolidated profitability and efficiency metrics. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Bank’s consolidated balance sheets and consolidated statements of income. Additionally, the Bank’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, third-party processing and other services, and professional services.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2025.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report herein — “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Paragraphs (a) through (g) of Item 401 of Regulation S-K, Item 405 of Regulation S-K and Item 408(b) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2025 relating to stock options, restricted stock and performance shares granted under our 2009 Amended and Restated Stock Incentive Plan and other options or restricted shares issued outside of such plans, if any:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Awards (1)	Weighted-average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders	218,005	$31.92	2,950,298
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	218,005	$31.92	2,950,298

(1) Includes 48,500 shares related to stock options, 139,413 shares related to non-vested restricted stock and 30,092 shares related to performance shares (assuming attainment of the maximum payout rate as set forth by the performance criteria).

(2) Excludes restricted shares and performance shares which are exercised for no consideration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We respond to this Item by incorporating by reference the material responsive to this Item in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders.

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

10.3#

First Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 1, 2016).

10.4#

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

10.6#

Second Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 17, 2018).

10.7#

Third Amendment to the ServisFirst Bancshares, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.8#	Form of Nonqualified Stock Option Award (Revised 2019)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.9#	Form of Restricted Stock Award Agreement (Revised 2019)(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 30, 2019).

10.10#	Endorsement Split-Dollar Agreement with Thomas A. Broughton III dated November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.11#	Endorsement Split-Dollar Agreement with Rodney E. Rushing dated November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2020.

10.12#	Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated February 25, 2021).

10.13#	ServisFirst Bancshares, Inc. Annual Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 25, 2021)

10.14#	Form of ServisFirst Bancshares, Inc. 2021 Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.15#	Form of ServisFirst Bancshares, Inc. 2021 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2021).

10.16#

Letter Agreement, by and between ServisFirst Bank and Henry Abbott, dated as of April 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2025).

19.1*	ServisFirst BancShares, Inc. Insider Trading Compliance Program (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 3, 2025).

21.1*	List of Subsidiaries.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.0 to the Company's Annual Report on Form 10-K, filed on March 1, 2024).

23.1*	Consent of Forvis Mazars, LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Documents

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
# Denotes management contract or compensatory plan or arrangement
^ Certain exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted exhibits to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVISFIRST BANCSHARES, INC.

By: /s/ Thomas A. Broughton, III
Thomas A. Broughton, III
President and Chief Executive Officer

Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas A. Broughton, III	Chairman, President, Chief	February 26, 2026
Thomas A. Broughton, III	Executive Officer and Director
(Principal Executive Officer)

/s/ David A. Sparacio	Chief Financial Officer	February 26, 2026
David A. Sparacio	(Principal Financial Officer and
Principal Accounting Officer)

*	Director	February 26, 2026
Irma L. Tuder

*	Director	February 26, 2026
Betsy B. Holloway

*	Director	February 26, 2026
James J. Filler

*	Director	February 26, 2026
Joseph R. Cashio

*	Director	February 26, 2026
Hatton C. V. Smith

*	Director	February 26, 2026
Christopher J. Mettler

_________________

*The undersigned, acting pursuant to a Power of Attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stated, in the capacities indicated above and on the date indicated below.

/s/ David A. Sparacio

David A. Sparacio

Attorney-in-Fact

February 26, 2026