Form 10-Q
period 2026-03-31
ServisFirst Bancshares, Inc.
filed 2026-05-06
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2026
Common stock, $.001 par value	54,662,823

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$100,561	$95,127
Interest-bearing balances due from depository institutions	1,218,296	1,026,607
Securities purchased with agreement to resell	499,087	498,910
Federal funds sold	18,678	6,052
Cash and cash equivalents	1,836,622	1,626,696
Available-for-sale debt securities, at fair value	1,037,151	1,068,825
Held-to-maturity debt securities (fair value of $602,476 and $616,535, respectively)	647,270	660,076
Restricted equity securities	12,466	12,203
Mortgage loans held for sale	12,893	11,744
Loans	13,945,913	13,696,912
Less allowance for credit losses	(173,905)	(171,683)
Loans, net	13,772,008	13,525,229
Premises and equipment, net	62,056	60,396
Accrued interest and dividends receivable	70,084	61,956
Deferred tax asset, net	47,218	49,705
Other real estate owned and repossessed assets	3,072	2,583
Bank owned life insurance contracts	436,272	435,328
Goodwill	13,615	13,615
Other assets	220,560	198,834
Total assets	$18,171,287	$17,727,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest-bearing demand	$2,836,622	$2,684,272
Interest-bearing	11,649,742	11,534,762
Total deposits	14,486,364	14,219,034
Federal funds purchased	1,546,987	1,471,628
Other borrowings	34,750	34,750
Accrued interest and dividends payable	29,134	29,990
Other liabilities	161,515	121,441
Total liabilities	16,258,750	15,876,843
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,663,123 shares issued and outstanding at March 31, 2026; and 54,624,955 shares issued and outstanding at December 31, 2025	55	54
Additional paid-in capital	238,644	237,839
Retained earnings	1,676,013	1,613,746
Accumulated other comprehensive loss	(2,675)	(1,792)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,912,037	1,849,847
Noncontrolling interest	500	500
Total stockholders' equity	1,912,537	1,850,347
Total liabilities and stockholders' equity	$18,171,287	$17,727,190

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$210,066	$196,936
Investment securities	16,099	16,029
Federal funds sold and securities purchased with agreement to resell	5,561	20
Other interest and dividends	9,754	28,111
Total interest income	241,480	241,096
Interest expense:
Deposits	78,285	94,745
Borrowed funds	15,047	22,798
Total interest expense	93,332	117,543
Net interest income	148,148	123,553
Provision for credit losses	10,637	6,630
Net interest income after provision for credit losses	137,511	116,923
Noninterest income:
Service charges on deposit accounts	3,296	2,558
Mortgage banking	1,892	613
Credit card income	2,202	1,968
Bank-owned life insurance income	2,822	2,137
Other operating income	628	1,001
Total noninterest income	10,840	8,277
Noninterest expenses:
Salaries and employee benefits	26,853	22,879
Equipment and occupancy expense	3,948	3,722
Third party processing and other services	7,525	7,738
Professional services	1,943	1,933
FDIC and other regulatory assessments	2,745	2,854
Other real estate owned expense	20	33
Other operating expenses	4,350	6,948
Total noninterest expenses	47,384	46,107
Income before income taxes	100,967	79,093
Provision for income taxes	17,996	15,869
Net income	82,971	63,224
Dividends on preferred stock	-	-
Net income available to common stockholders	$82,971	$63,224
Basic earnings per common share	$1.52	$1.16
Diluted earnings per common share	$1.52	$1.16

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$82,971	$63,224
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during period from securities available for sale, net of tax of $(268) and $2,404 for the three months ended March 31, 2026 and 2025, respectively	(800)	7,175
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax of $(28) and $(35) for the three months ended March 31, 2026 and 2025, respectively	(83)	(104)
Other comprehensive (loss) income, net of tax	(883)	7,071
Comprehensive income	$82,088	$70,295

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	54,569,427		$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends declared, $0.34 per share	-	-	-	-	(18,292)	-	-	(18,292)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	66	-	-	66
Issue restricted shares pursuant to stock incentives, net of forfeitures	22,816	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	8,974	-	-	230	-	-	-	230
3,276 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(1,035)	-	-	-	(1,035)
Stock-based compensation expense	-	-	-	864	-	-	-	864
Other comprehensive income, net of tax	-	-	-	-	-	7,071	-	7,071
Net income	-	-	-	-	63,224	-	-	63,224
Balance, March 31, 2025	54,601,217	$-	$54	$235,840	$1,457,614	$(25,108)	$500	$1,668,900

Balance, January 1, 2026	54,624,955	$-	$54	$237,839	$1,613,746	$(1,792)	$500	$1,850,347
Common dividends declared, $0.38 per share	-	-	-	-	(20,772)	-	-	(20,772)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	68	-	-	68
Issue restricted shares pursuant to stock incentives, net of forfeitures	25,723	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(4,364)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	16,809	-	1	658	-	-	-	659
1,191 shares of common stock withheld in net settlement upon exercise of stock options	-	-	-	(649)	-	-	-	(649)
Stock-based compensation expense	-	-	-	796	-	-	-	796
Other comprehensive loss, net of tax	-	-	-	-	-	(883)	-	(883)
Net income	-	-	-	-	82,971	-	-	82,971
Balance, March 31, 2026	54,663,123	$-	$55	$238,644	$1,676,013	$(2,675)	$500	$1,912,537

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$82,971	$63,224
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax expense (benefit)	2,783	455
Provision for credit losses	10,637	6,630
Depreciation	1,269	1,223
Accretion on acquired loans	48	51
Amortization of investments in tax credit partnerships	6,826	2,904
Net accretion of debt securities	(16)	(6)
Increase in accrued interest and dividends receivable	(8,128)	(7,665)
Stock-based compensation expense	796	864
(Decrease) increase in accrued interest and dividends payable	(856)	1,029
Proceeds from sale of mortgage loans held for sale	77,404	39,104
Originations of mortgage loans held for sale	(76,661)	(40,666)
Gain on sale of mortgage loans held for sale	(1,892)	(613)
Net loss (gain) on sale of other real estate owned and repossessed assets	11	(318)
Write down of other real estate owned and repossessed assets	11	-
Increase in cash surrender value of life insurance contracts	(944)	(2,137)
Net change in other assets, liabilities, and other operating activities	(24,117)	(16,125)
Net cash provided by operating activities	70,142	47,954
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(28,722)	(114,929)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	59,342	82,077
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	12,695	13,001
Purchases of restricted equity securities	(263)	(856)
Investment in tax credit partnerships and SBIC	(5,887)	1,201
Return of capital from tax credit partnerships and SBIC	66	-
Net increase in loans	(258,117)	(287,124)
Purchases of premises and equipment	(2,929)	(1,469)
Proceeds from sale of other real estate owned and repossessed assets	142	2,117
Net cash used in investing activities	(223,673)	(305,982)
FINANCING ACTIVITIES
Net increase in non-interest-bearing deposits	152,350	27,890
Net increase in interest-bearing deposits	114,980	857,712
Net increase in federal funds purchased	75,359	364,598
Proceeds from exercise of stock options	659	230
Taxes paid in net settlement of tax obligation upon exercise of stock options	(649)	(1,036)
Dividends paid on common stock	20,758	(18,280)
Net cash provided by financing activities	363,457	1,231,114
Net increase in cash and cash equivalents	209,926	973,086
Cash and cash equivalents at beginning of period	1,626,696	2,376,634
Cash and cash equivalents at end of period	$1,836,622	$3,349,720
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$94,188	$116,514
Income taxes	288	3,129
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$653	$24
Dividends on nonvested restricted stock reclassified as compensation expense	68	66
Dividends declared but not paid	20,772	18,292

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations that ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2025.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, federal funds sold, and securities purchased with agreement to resell are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for the three month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,642,406	54,586,274
Net income available to common stockholders	$82,971	$63,224
Basic earnings per common share	$1.52	$1.16

Weighted average common shares outstanding	54,642,406	54,586,274
Dilutive effects of assumed conversions and exercise of stock options and warrants	52,611	70,356
Weighted average common and dilutive potential common shares outstanding	54,695,017	54,656,630
Net income available to common stockholders	$82,971	$63,224
Diluted earnings per common share	$1.52	$1.16

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
March 31, 2026	(In Thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities	$470,349	$1,344	$-	$471,693
Mortgage-backed securities	123,874	412	(1,126)	123,160
State and municipal securities	10,360	1	(539)	9,822
Corporate debt	438,123	2,949	(8,596)	432,476
Total	$1,042,706	$4,706	$(10,261)	$1,037,151
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,675	$-	$(9,420)	$240,255
Mortgage-backed securities	389,231	474	(35,555)	354,150
State and municipal securities	8,364	-	(293)	8,071
Total	$647,270	$474	$(45,268)	$602,476

December 31, 2025
Debt Securities Available-for-Sale
U.S. Treasury securities	$520,100	$2,823	$-	$522,923
Mortgage-backed securities	133,126	1,030	(852)	133,304
State and municipal securities	10,362	1	(554)	9,809
Corporate debt	409,725	2,274	(9,210)	402,789
Total	$1,073,313	$6,128	$(10,616)	$1,068,825
Debt Securities Held-to-Maturity
U.S. Treasury securities	$249,621	$-	$(9,589)	$240,032
Mortgage-backed securities	402,097	743	(34,395)	368,445
State and municipal securities	8,358	-	(300)	8,058
Total	$660,076	$743	$(44,284)	$616,535

The amortized cost and fair value of debt securities as of March 31, 2026 and December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	March 31, 2026		December 31, 2025
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$472,351	$473,663	$441,619	$443,833
Due from one to five years	73,035	72,383	147,475	147,058
Due from five to ten years	373,446	367,945	332,436	325,957
Due after ten years	-	-	18,657	18,673
Mortgage-backed securities	123,874	123,160	133,126	133,304
	$1,042,706	$1,037,151	$1,073,313	$1,068,825

Debt securities held-to-maturity
Due within one year	$128,763	$126,586	$53,787	$52,811
Due from one to five years	129,276	121,740	204,192	195,279
Mortgage-backed securities	389,231	354,150	402,097	368,445
	$647,270	$602,476	$660,076	$616,535

All mortgage-backed securities are with government-sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of a restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.20 billion and $1.23 billion as of March 31, 2026 and December 31, 2025, respectively.

The following table identifies, as of March 31, 2026 and December 31, 2025, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
March 31, 2026
Debt Securities available-for-sale
Mortgage-backed securities	$(267)	$44,592	$(859)	$20,018	$(1,126)	$64,610
State and municipal securities	-	-	(539)	9,376	(539)	9,376
Corporate debt	(1,441)	132,424	(7,155)	140,337	(8,596)	272,761
Total	$(1,708)	$177,016	$(8,553)	$169,731	$(10,261)	$346,747
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,420)	$240,255	$(9,420)	$240,255
Mortgage-backed securities	(8)	2,382	(35,547)	312,274	(35,555)	314,656
State and municipal securities	-	-	(293)	7,571	(293)	7,571
Total	$(8)	$2,382	$(45,260)	$560,100	$(45,268)	$562,482
December 31, 2025
Debt Securities available-for-sale
Mortgage-backed securities	$-	$-	$(852)	$22,662	$(852)	$22,662
State and municipal securities	-	-	(554)	9,363	(554)	9,363
Corporate debt	(984)	77,583	(8,226)	155,724	(9,210)	233,307
Total	$(984)	$77,583	$(9,632)	$187,749	$(10,616)	$265,332
Debt Securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,589)	$240,032	$(9,589)	$240,032
Mortgage-backed securities	-	-	(34,395)	325,307	(34,395)	325,307
State and municipal securities	(34)	2,954	(266)	4,604	(300)	7,558
Total	$(34)	$2,954	$(44,250)	$569,943	$(44,284)	$572,897

At March 31, 2026 and December 31, 2025, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2026 and 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity State and Municipal Securities as such amount is not material at March 31, 2026 and 2025. All debt securities in an unrealized loss position as of March 31, 2026 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

NOTE 5 - LOANS

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,189,704	$3,146,736
Real estate - construction	1,531,042	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,718,512	2,739,823
1-4 family mortgage	1,695,140	1,671,713
Non-owner occupied commercial	4,739,642	4,603,389
Subtotal: Real estate - mortgage	9,153,294	9,014,925
Consumer	71,873	77,623
Total Loans	13,945,913	13,696,912
Less: Allowance for credit losses	(173,905)	(171,683)
Net Loans	$13,772,008	$13,525,229

Commercial, financial and agricultural	22.87%	22.97%
Real estate - construction	10.98%	10.64%
Real estate - mortgage:
Owner-occupied commercial	19.49%	20.00%
1-4 family mortgage	12.16%	12.21%
Non-owner occupied commercial	33.98%	33.61%
Subtotal: Real estate - mortgage	65.63%	65.82%
Consumer	0.52%	0.57%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the credit loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

●

Pass – loans that are well protected by the current net worth and paying capacity of the obligor (or obligors, if multiple) or by the fair value, less cost to acquire and sell, of any underlying collateral.

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2026:

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Lines of Credit Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$232,507	$551,342	$294,515	$110,215	$194,641	$367,508	$1,317,069	$23,573	$3,091,370
Special Mention	801	2,817	1,459	221	2,871	11,491	24,429	2,185	46,274
Substandard - Accruing	-	-	50	-	477	24,606	1,728	1	26,862
Substandard - Non-accrual	-	-	3,135	669	707	8,175	9,116	3,396	25,198
Total Commercial, financial and agricultural	$233,308	$554,159	$299,159	$111,105	$198,696	$411,780	$1,352,342	$29,155	$3,189,704
Current-period gross write-offs	$-	$-	$-	$-	$-	$431	$7,851	$9	$8,291

Real estate - construction
Pass	$82,344	$560,013	$349,043	$141,472	$177,061	$89,308	$85,642	$-	$1,484,883
Special Mention	-	-	5,251	1,258	-	1,583	150	-	8,242
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	1,098	3,495	15,946	16,432	-	-	36,971
Total Real estate - construction	$82,344	$560,013	$355,392	$146,225	$193,007	$108,268	$85,793	$-	$1,531,042
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Owner-occupied commercial
Pass	$94,147	$450,331	$355,497	$151,064	$425,915	$1,096,951	$76,512	$2,167	$2,652,584
Special Mention	-	-	4,331	1,991	394	26,417	6,154	-	39,287
Substandard - Accruing	-	-	-	-	-	4,479	1,351	-	5,830
Substandard - Non-accrual	-	3,448	1	3,395	4,016	9,951	-	-	20,811
Total Owner-occupied commercial	$94,147	$453,779	$359,829	$156,450	$430,325	$1,137,798	$84,017	$2,167	$2,718,512
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family mortgage
Pass	$74,498	$308,653	$231,283	$98,077	$263,804	$273,554	$412,978	$3,268	$1,666,115
Special Mention	49	195	749	781	1,826	4,305	10,081	994	18,980
Substandard - Accruing	-	-	-	-	-	403	-	1	404
Substandard - Non-accrual	-	395	510	109	5,057	2,701	869	-	9,641
Total 1-4 family mortgage	$74,547	$309,243	$232,542	$98,967	$270,687	$280,963	$423,928	$4,263	$1,695,140
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$91	$91

Non-owner occupied commercial
Pass	$212,061	$659,145	$669,970	$216,598	$1,257,795	$1,528,640	$76,426	$2,255	$4,622,890
Special Mention	1,781	-	-	-	337	24,666	-	-	26,784
Substandard - Accruing	-	-	-	-	3,159	3,504	-	-	6,663
Substandard - Non-accrual	-	-	3,815	-	17,747	61,743	-	-	83,305
Total Non-owner occupied commercial	$213,842	$659,145	$673,785	$216,598	$1,279,038	$1,618,553	$76,426	$2,255	$4,739,642
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$16,389	$9,321	$3,154	$1,375	$1,392	$2,433	$37,058	$-	$71,122
Special Mention	-	-	-	-	-	22	25	-	47
Substandard - Accruing	-	-	-	-	-	17	-	-	17
Substandard - Non-accrual	-	-	-	-	-	687	-	-	687
Total Consumer	$16,389	$9,321	$3,154	$1,375	$1,392	$3,159	$37,083	$-	$71,873
Current-period gross write-offs	$-	$-	$-	$-	$15	$156	$-	$-	$171

Total Loans
Pass	$711,946	$2,538,805	$1,903,462	$718,801	$2,320,608	$3,358,394	$2,005,685	$31,263	$13,588,964
Special Mention	2,631	3,012	11,790	4,251	5,428	68,484	40,839	3,179	139,614
Substandard - Accruing	-	-	50	-	3,636	33,954	3,080	2	40,722
Substandard - Non-accrual	-	3,843	8,559	7,668	43,473	99,689	9,985	3,396	176,613
Total Loans	$714,577	$2,545,660	$1,923,861	$730,720	$2,373,145	$3,560,521	$2,059,589	$37,840	$13,945,913
Current-period gross write-offs	$-	$-	$-	$-	$15	$587	$7,851	$100	$8,553

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2025 were as follows:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Lines of Credit Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$682,117	$327,516	$120,889	$219,978	$186,839	$219,843	$1,267,362	$25,570	$3,050,114
Special Mention	4,206	1,927	231	2,716	1,822	6,878	20,423	4,564	42,767
Substandard - Accruing	-	53	-	603	-	24,715	1,728	-	27,099
Substandard - Non-accrual	-	885	669	336	1	8,176	15,793	896	26,756
Total Commercial, financial and agricultural	$686,323	$330,381	$121,789	$223,633	$188,662	$259,612	$1,305,306	$31,030	$3,146,736
Current-period gross write-offs	$-	$-	$669	$5,667	$1,925	$1,442	$14,878	$323	$24,904

Real estate - construction
Pass	$468,553	$396,658	$188,617	$185,466	$65,552	$26,911	$82,009	$-	$1,413,766
Special Mention	-	6,401	-	-	-	479	150	-	7,030
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	3,508	15,946	16,432	-	-	-	35,886
Total Real estate - construction	$468,553	$403,059	$192,125	$201,412	$81,984	$28,335	$82,160	$-	$1,457,628
Current-period gross write-offs	$-	$-	$-	$46	$-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$471,700	$369,455	$158,561	$439,521	$420,902	$741,250	$78,331	$2,397	$2,682,117
Special Mention	3,570	4,786	1,787	394	7,252	16,043	2,794	-	36,626
Substandard - Accruing	125	-	1,552	-	-	4,476	1,350	-	7,503
Substandard - Non-accrual	-	-	417	5,002	6,452	1,706	-	-	13,577
Total Owner-occupied commercial	$475,395	$374,241	$162,317	$444,917	$434,606	$763,475	$82,475	$2,397	$2,739,823
Current-period gross write-offs	$-	$3,478	$-	$-	$-	$560	$-	$-	$4,038

1-4 family mortgage
Pass	$323,633	$236,761	$105,279	$274,544	$168,885	$115,994	$423,365	$4,096	$1,652,557
Special Mention	-	160	173	40	2,681	1,397	4,685	-	9,136
Substandard - Accruing	-	-	-	-	-	402	178	-	580
Substandard - Non-accrual	395	1,101	109	5,059	969	1,014	705	88	9,440
Total 1-4 family mortgage	$324,028	$238,022	$105,561	$279,643	$172,535	$118,807	$428,933	$4,184	$1,671,713
Current-period gross write-offs	$-	$-	$-	$-	$-	$37	$266	$-	$303

Non-owner occupied commercial
Pass	$673,189	$648,847	$208,324	$1,293,147	$711,292	$872,833	$79,131	$2,277	$4,489,040
Special Mention	-	-	259	340	25,079	-	-	-	25,678
Substandard - Accruing	-	-	-	3,187	864	2,643	-	-	6,694
Substandard - Non-accrual	-	3,815	-	17,747	57,701	2,714	-	-	81,977
Total Non-owner occupied commercial	$673,189	$652,662	$208,583	$1,314,421	$794,936	$878,190	$79,131	$2,277	$4,603,389
Current-period gross write-offs	$-	$-	$-	$1,117	$47	$4	$-	$-	$1,168

Consumer
Pass	$29,354	$3,584	$1,578	$1,594	$594	$2,130	$38,009	$-	$76,843
Special Mention	-	-	-	-	23	-	21	-	44
Substandard - Accruing	-	-	-	-	-	21	-	-	21
Substandard - Non-accrual	-	-	-	15	-	700	-	-	715
Total Consumer	$29,354	$3,584	$1,578	$1,609	$617	$2,851	$38,030	$-	$77,623
Current-period gross write-offs	$-	$-	$-	$-	$-	$573	$134	$-	$707

Total Loans
Pass	$2,648,546	$1,982,821	$783,248	$2,414,250	$1,554,064	$1,978,961	$1,968,207	$34,340	$13,364,437
Special Mention	7,776	13,274	2,450	3,490	36,857	24,797	28,073	4,564	121,281
Substandard - Accruing	125	53	1,552	3,790	864	33,202	3,257	-	42,843
Substandard - Non-accrual	395	5,801	4,703	44,105	81,555	14,310	16,498	984	168,351
Total Loans	$2,656,842	$2,001,949	$791,953	$2,465,635	$1,673,340	$2,051,270	$2,016,035	$39,888	$13,696,912
Current-period gross write-offs	$-	$3,478	$669	$6,830	$1,972	$2,616	$15,278	$323	$31,166

Loans by performance status as of March 31, 2026 and December 31, 2025 were as follows:

March 31, 2026	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,164,417	$25,287	$3,189,704
Real estate - construction	1,494,072	36,970	1,531,042
Real estate - mortgage:
Owner-occupied commercial	2,697,701	20,811	2,718,512
1-4 family mortgage	1,684,370	10,770	1,695,140
Non-owner occupied commercial	4,656,337	83,305	4,739,642
Total real estate - mortgage	9,038,408	114,886	9,153,294
Consumer	71,129	744	71,873
Total	$13,768,026	$177,887	$13,945,913

December 31, 2025	Performing	Nonperforming	Total
	(In Thousands)
Commercial, financial and agricultural	$3,119,879	$26,857	$3,146,736
Real estate - construction	1,421,743	35,885	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,726,245	13,578	2,739,823
1-4 family mortgage	1,661,950	9,763	1,671,713
Non-owner occupied commercial	4,521,412	81,977	4,603,389
Total real estate - mortgage	8,909,607	105,318	9,014,925
Consumer	76,854	769	77,623
Total	$13,528,083	$168,829	$13,696,912

Loans by past due status as of March 31, 2026 and December 31, 2025 were as follows:

March 31, 2026	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,035	$835	$87	$1,957	$25,200	$3,162,547	$3,189,704	$20,599
Real estate - construction	-	-	-	-	36,970	1,494,072	1,531,042	30,520
Real estate - mortgage:
Owner-occupied commercial	4,130	4,909	-	9,039	20,811	2,688,662	2,718,512	20,753
1-4 family mortgage	7,609	900	1,130	9,639	9,640	1,675,861	1,695,140	9,373
Non-owner occupied commercial	1,210	1,670	-	2,880	83,305	4,653,457	4,739,642	77,131
Total real estate -mortgage	12,949	7,479	1,130	21,558	113,756	9,017,980	9,153,294	107,257
Consumer	73	30	57	160	687	71,026	71,873	-
Total	$14,057	$8,344	$1,274	$23,675	$176,613	$13,745,625	$13,945,913	$158,376

December 31, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,001	$1,533	$101	$2,635	$26,756	$3,117,345	3,146,736	$19,724
Real estate - construction	-	1,148	-	1,148	35,885	1,420,595	1,457,628	35,173
Real estate - mortgage:
Owner-occupied commercial	5,815	295	-	6,110	13,578	2,720,135	2,739,823	13,578
1-4 family mortgage	998	4,770	323	6,091	9,440	1,656,182	1,671,713	8,993
Non-owner occupied commercial	2,663	-	-	2,663	81,977	4,518,749	4,603,389	77,930
Total real estate -mortgage	9,476	5,065	323	14,864	104,995	8,895,066	9,014,925	100,501
Consumer	491	140	54	685	715	76,223	77,623	15
Total	$10,968	$7,886	$478	$19,332	$168,351	$13,509,229	13,696,912	$155,413

Under the current expected credit losses methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts gross domestic product (“GDP”) growth as a second loss driver for the majority of its loan pools. Consistent forecasts of the loss drivers are used across the loan segments. At March 31, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of 12 months followed by a six-month straight-line reversion to long term averages. The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts. The Company expects the national unemployment rate to fall and the national GDP growth rate to rise, which remains relatively unchanged from the December 31, 2025 forecast.

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

The following table presents changes in the ACL, segregated by loan type, for the three months ended March 31, 2026 and March 31, 2025:

	Commercial,		Owner-		Non-owner	Total
	Financial and	Real estate -	Occupied	1-4 family	Occupied	Real Estate -
	Agricultural	Construction	Commercial	Mortgage	Commercial	Mortgage	Consumer	Total
	(In Thousands)
	Three Months Ended March 31, 2026
Allowance for credit losses on Loans:
Balance at January 1, 2026	$63,620	$22,432	$18,833	$24,739	$38,971	$82,543	3,088	$171,683
Charge-offs	(8,291)	-	-	(91)	-	(91)	(171)	(8,553)
Recoveries	178	-	-	-	-	-	35	213
Provision	4,001	5,502	(393)	(7)	1,408	1,008	51	10,562
Balance at March 31, 2026	$59,508	$27,934	$18,440	$24,641	$40,379	$83,460	3,003	$173,905

	Three Months Ended March 31, 2025
Allowance for credit losses on Loans:
Balance at January 1, 2025	$55,330	$38,597	$22,302	$14,096	$31,328	$67,726	$2,805	$164,458
Charge-offs	(2,415)	(46)	(2,790)	(31)	(750)	(3,571)	(60)	(6,092)
Recoveries	171	-	-	-	-	-	27	198
Provision	(568)	3,258	1,818	1,181	1,275	4,274	(494)	6,470
Balance at March 31, 2025	$52,518	$41,809	$21,330	$15,246	$31,853	$68,429	$2,278	$165,034

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The ACL on unfunded commitments was $647,000 at March 31, 2026 and $572,000 at December 31, 2025. The provision expense for unfunded commitments for the three months ended March 31, 2026 and 2025 was $75,000 and $160,000, respectively.

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

		Accounts				ACL
March 31, 2026	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,769	$2,175	$3,814	$27,336	$52,094	$12,523
Real estate - construction	37,034	-	-	944	37,978	6,450
Real estate - mortgage:
Owner-occupied commercial	26,720	-	-	-	26,720	57
1-4 family mortgage	9,897	-	109	-	10,006	267
Non-owner occupied commercial	89,220	-	-	875	90,095	6,495
Total real estate - mortgage	125,837	-	109	875	126,821	6,819
Consumer	-	-	-	704	704	704
Total	$181,640	$2,175	$3,923	$29,859	$217,597	$26,496

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,792	$2,247	$2,763	$30,235	$54,037	$17,465
Real estate - construction	35,946	-	-	944	36,890	712
Real estate - mortgage:
Owner-occupied commercial	21,076	-	-	76	21,152	-
1-4 family mortgage	9,887	-	109	-	9,996	446
Non-owner occupied commercial	87,917	-	-	875	88,792	5,434
Total real estate - mortgage	118,880	-	109	951	119,940	5,880
Consumer	-	-	15	721	736	721
Total	$173,618	$2,247	$2,887	$32,851	$211,603	$24,778

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026

	Term	Payment	New		Percentage of
	Extensions	Deferral	Originations	Total	Total Loans
	(In Thousands)

Commercial, financial and agricultural	$3,291	$7,364	$-	$10,655	0.08%
Real estate - construction	-	945	-	945	0.01%
Owner-occupied commercial	-	2,157	-	2,157	0.02%
1-4 family mortgage	176	403	-	579	-%
Non-owner occupied commercial	-	-	1,059	1,059	0.01%
Total	$3,467	$10,869	$1,059	$15,395	0.12%

Three Months Ended March 31, 2025

	Term	Payment	New		Percentage of
	Extensions	Deferral	Originations	Total	Total Loans
(In Thousands)

Commercial, financial and agricultural	$-	$-	$-	$-	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	11,114	-	11,114	0.09%
1-4 family mortgage	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$-	$11,114	$-	$11,114	0.09%

The following table summarizes the financial impact of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 12	$100
Real estate - construction	4	17
Owner-occupied commercial	4	116
1-4 family mortgage	4 to 7	25
Non-owner occupied commercial	-	-

Three Months Ended March 31, 2025
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	-	$-
Real estate - construction	-	-
Owner-occupied commercial	3	132
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

No loans modified on or after March 31, 2025 were past due greater than 30 days or on non-accrual as of March 31, 2026.

As of March 31, 2026, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2026 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms of up to 15 years. At March 31, 2026, the Company had lease right-of-use assets and lease liabilities totaling $22.1 million and $23.1 million, respectively, compared to $22.0 million and $23.1 million, respectively at December 31, 2025, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

March 31, 2026
(In Thousands)
2026 (remaining)	$4,117
2027	4,613
2028	3,661
2029	3,081
2030	2,617
thereafter	8,850
Total lease payments	26,939
Less: imputed interest	(3,798)
Present value of operating lease liabilities	$23,141

As of March 31, 2026, the weighted average remaining term of operating leases and the weighted average discount rate used in the measurement of operating lease liabilities was 7.2 years and 3.88%, respectively, compared to 7.7 years and 3.81%, respectively, as of March 31, 2025.

Operating cash flows related to leases were $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

Lease costs during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,508	$1,491
Variable lease cost	243	226
Sublease income	(5)	(4)
Net lease cost	$1,746	$1,713

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

At March 31, 2026, the Company had a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $796,000 and $864,000 for the three months ended March 31, 2026 and 2025, respectively.

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

There were no grants of stock options during the three months ended March 31, 2026 and 2025.

The following table summarizes stock option activity during the three months ended March 31, 2026 and 2025:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
				(In Thousands)
Three Months Ended March 31, 2026:
Outstanding January 1, 2026	48,500	$31.92	2.0	$1,933
Exercised	(18,000)	28.05	1.4	806
Forfeited	(5,500)	32.75	0.9	220
Outstanding March 31, 2026	25,000	$34.53	2.2	$957

Exercisable March 31, 2026	25,000	$34.53	2.2	$957

Three Months Ended March 31, 2025:
Outstanding January 1, 2025	80,450	$26.03	1.9	$4,723
Exercised	(12,250)	15.76	-	819
Outstanding March 31, 2025	68,200	$27.88	2.0	$3,732

Exercisable March 31, 2025	68,200	$27.88	2.0	$3,732

As of March 31, 2026, there were no unvested stock options.

Restricted Stock and Performance Shares

The Company periodically grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of March 31, 2026, there was $7.1 million of total unrecognized compensation cost related to unvested time-based restricted stock. The cost is expected to be recognized evenly over the remaining 2.7 years of the restricted stock’s vesting period.

The Company periodically grants performance share units (“PSUs”) that give plan participants the opportunity to earn stock between 0% and 150% of the number of PSUs based on achieving certain performance metrics. The Compensation Committee determined that beginning with the grants in 2026, it would use the metrics of increase in tangible book value per share plus dividends, along with a relative TSR modifier, over a three-year performance period beginning on January 1st of the year of the grant to determine the number of performance shares earned. These metrics were used to make grants to the participants in early 2026. As of March 31, 2026, there was $2.0 million of total unrecognized compensation cost related to non-vested PSUs. As of March 31, 2026, non-vested PSUs had a weighted average remaining time to vest of 2.7 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2026:
Unvested at January 1, 2026	139,413	$72.15	30,092	$70.45
Granted	30,982	83.37	7,561	90.12
Vested	(16,881)	63.52	-	-
Forfeited	(5,259)	78.83	-	-
Unvested at March 31, 2026	148,255	$77.74	37,653	$77.44

Three Months Ended March 31, 2025:
Unvested at January 1, 2025	145,837	$66.35	30,065	$70.45
Granted	20,104	90.49	6,316	84.64
Additional performance share attainment	-	-	290	89.68
Vested	(25,229)	59.42	(5,813)	75.28
Forfeited	(1,266)	79.02	-	-
Unvested at March 31, 2025	139,446	$70.97	30,858	$72.63

NOTE 8 - DEPOSITS

Deposits at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Noninterest-bearing demand	$2,836,622	$2,684,272
Interest-bearing checking	10,188,942	10,034,713
Savings	113,095	110,298
Time deposits, $250,000 and under	347,674	369,855
Time deposits, over $250,000	1,000,031	1,019,896
	$14,486,364	$14,219,034

The scheduled maturities of time deposits at March 31, 2026 were as follows:

(In Thousands)
2026	$1,167,642
2027	157,229
2028	9,538
2029	8,298
2030	4,250
Thereafter	748
Total	$1,347,705

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2026 and December 31, 2025 were not material.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, including additional disaggregation within the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities may apply the guidance either prospectively or retrospectively. In our Quarterly Report on Form 10‑Q for the period ending September 30, 2025, we previously disclosed that we had adopted ASU 2023‑09 using a retrospective transition method. Upon further evaluation of the implementation considerations and in light of the optional transition methods permitted under ASU 2023‑09, management determined that prospective application would provide more decision‑useful information and reduce implementation complexity. Accordingly, effective January 1, 2025, the Company applied ASU 2023‑09 prospectively, and the enhanced income tax disclosures required by the ASU were first reflected in our Annual Report on Form 10‑K for the year ending December 31, 2025.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of March 31, 2026 was 0% to 70% and 18.0%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 0% to 70% and 17.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $9.7 million during the three months ended March 31, 2026, and $2.4 million during the three months ended March 31, 2025.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of March 31, 2026 was 10% to 87% and 19%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 10% to 27% and 23.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net gains (losses) on the sale and write-downs of OREO of ($11,000) and $318,000 were recognized during the three months ended March 31, 2026 and March 31, 2025, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were four residential real estate loans with an aggregate balance of $2.4 million foreclosed and classified as OREO as of March 31, 2026, compared to five residential real estate loan foreclosures for $2.5 million as of December 31, 2025.

There were four residential real estate loans for $749,144 in the process of foreclosure as of March 31, 2026. There were two residential real estate loans for $158,762 in the process of being foreclosed as of December 31, 2025.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. There were no liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$471,693	$-	$-	$471,693
Mortgage-backed securities	-	123,160	-	123,160
State and municipal securities	-	9,822	-	9,822
Corporate debt	-	432,476	-	432,476
Total available-for-sale debt securities	471,693	565,458	-	1,037,151
Total assets at fair value	$471,693	$565,458	$-	$1,037,151

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available-for-sale debt securities:
U.S. Treasury securities	$522,923	$-	$-	$522,923
Mortgage-backed securities	-	133,304	-	133,304
State and municipal securities	-	9,809	-	9,809
Corporate debt	-	402,789	-	402,789
Total available-for-sale debt securities	522,923	545,902	-	1,068,825
Total assets at fair value	$522,923	$545,902	$-	$1,068,825

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$191,101	$191,101
Other real estate owned and repossessed assets	-	-	3,072	3,072
Total assets at fair value	$-	$-	$194,173	$194,173

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$186,825	$186,825
Other real estate owned and repossessed assets	-	-	2,583	2,583
Total assets at fair value	$-	$-	$189,408	$189,408

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. There were no transfers out of Level 3 into Level 2 for the three months ended March 31, 2026 and 2025, respectively.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

March 31, 2026	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,817,944	$1,817,944	$1,817,944	$-	$-
Securities purchased with agreement to resell	$499,087	$499,087	$499,087	$-	$-
Held to maturity U.S. Treasury securities	249,675	240,255	240,255	-	-
Federal funds sold	18,678	18,678	-	18,678	-
Held to maturity debt securities	397,595	362,221	-	361,721	500
Mortgage loans held for sale	12,893	12,893	-	12,893	-
Restricted equity securities	12,466	12,466	-	12,466	-
Loans, net	13,772,008	13,570,508	-	-	13,570,508
Financial Liabilities:
Deposits	$14,486,364	$14,483,407	$-	$14,483,407	$-
Federal funds purchased	1,546,987	1,546,987	-	1,546,987	-
Other borrowings	34,750	31,413	-	31,413	-

December 31, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$1,121,734	$1,121,734	$1,121,734	$-	$-
Securities purchased with agreement to resell	$498,910	$498,910	$498,910	$-	$-
Held to maturity U.S. Treasury securities	249,621	240,032	240,032	-	-
Federal funds sold	6,052	6,052	-	6,052	-
Held to maturity debt securities	410,455	376,503	-	376,003	500
Mortgage loans held for sale	11,744	11,744	-	11,744	-
Restricted equity securities	12,203	12,203	-	12,203	-
Loans, net	13,525,229	13,267,169	-	-	13,267,169
Financial Liabilities:
Deposits	$14,219,034	$14,217,711	$-	$14,217,711	$-
Federal funds purchased	1,471,628	1,471,628	-	1,471,628	-
Other borrowings	34,750	31,258	-	31,258	-

NOTE 13 - SEGMENT REPORTING

The Bank’s revenue is primarily derived from the business of banking. The Bank’s financial performance is monitored on consolidated basis by senior management, which is considered to be the Bank’s chief operating decision maker (the “CODM”). Senior Management includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Operating Officer. Financial performance is reported to the CODM monthly, and the primary measure of performance is net income, net interest income, non-interest income, and key operating expenses. The allocation of resources throughout the Bank is based on consolidated profitability and efficiency metrics. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Bank’s consolidated balance sheets and consolidated statements of income. Additionally, the Bank’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, third-party processing and other services, and professional services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025 and consolidated statements of income for the three months ended March 31, 2026 and March 31, 2025.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward looking statements should, therefore, be considered in light of various factors that could affect the accuracy of such forward-looking statements, including, but not limited to: general economic conditions, especially in the credit markets and in the Southeast; the impact of tariffs, trade wars and other conflicts on general economic conditions, the performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in legislation or regulatory requirements; changes as a result of our reclassification as a large financial institution by the FDIC; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued or re-emerging inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and nonbank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K and our other SEC filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, Tennessee, Texas, and Virginia. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

First Quarter Highlights

●	Diluted earnings per common share of $1.52 for the first quarter, up 31.0% from the first quarter of 2025.
●	Deposits grew by $267 million, or 8% annualized, during the quarter.
●	Loans grew by $249 million, or 7% annualized, during the quarter.
●	Book value per share of $34.99, up 14.5% from the first quarter of 2025 and 13.4% annualized, from the fourth quarter of 2025.
●	Liquidity remains very strong with $1.84 billion in cash and cash equivalents, equaling 10% of our total assets, and no Federal Home Loan Bank advances or brokered deposits.
●	Consolidated common equity tier 1 capital to risk-weighted assets increased from 11.48% in the first quarter of 2025 to 11.86% in the first quarter of 2026.
●	Return on average common stockholder’s equity increased from 15.63% to 17.91% year-over-year.

Overview

As of March 31, 2026, we had consolidated total assets of $18.17 billion, an increase of $444.1 million, or 2.5%, from $17.73 billion at December 31, 2025. Total loans were $13.95 billion, an increase of $249.0 million, or 1.8%, from $13.70 billion at December 31, 2025. Total deposits were $14.49 billion, an increase of $267.3 million, or 1.9%, from $14.22 billion at December 31, 2025.

Net income and net income available to common stockholders was $83.0 million for the quarter ended March 31, 2026, compared to net income and net income available to common stockholders of $63.2 million for the first quarter of 2025. Basic and diluted earnings per common share were both $1.52 for the three months ended March 31, 2026 compared to $1.16 in the corresponding period in 2025. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents selected ratios of our results of operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Return on average assets	1.89%	1.45%
Return on average stockholders' equity	17.91%	15.63%
Dividend payout ratio	22.41%	29.39%
Net interest margin (1)	3.53%	2.92%
Efficiency ratio (2)	29.80%	34.97%
Average stockholders' equity to average total assets	10.57%	9.27%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At March 31, 2026, we had $18.7 million in federal funds sold, compared to $6.1 million at December 31, 2025. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At March 31, 2026, we had $1.21 billion in balances at the Federal Reserve, compared to $1.00 billion at December 31, 2025.

Investment Securities

Debt securities available-for-sale totaled $1.04 billion at March 31, 2026 and $1.07 billion at December 31, 2025. Debt securities held-to-maturity totaled $647.3 million at March 31, 2026 and $660.1 million at December 31, 2025. We had paydowns of $21.9 million on mortgage-backed securities, calls of $500,000 on corporate debt, and maturities of $50.0 million on U.S. Treasury securities during the three months ended March 31, 2026. We purchased $28.7 million in corporate debt securities during the first three months of 2026. For a tabular presentation of debt securities available-for-sale and held to maturity at March 31, 2026 and December 31, 2025, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All investment securities in an unrealized loss position as of March 31, 2026 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The Company does not invest in collateralized debt obligations. As of March 31, 2026, we had $432.5 million of bank holding company subordinated notes. If rated, all such bonds were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment. All other corporate bonds had a Standard and Poor’s or Moody’s rating of A-1 or better when purchased. The total investment portfolio has a combined average credit rating of AA as of March 31, 2026.

The carrying value of investment securities pledged to secure public funds on deposit and for other purposes as required by law was $1.20 billion and $1.23 billion as of March 31, 2026 and December 31, 2025, respectively.

Loans

We had total loans of $13.95 billion at March 31, 2026, an increase of $249.0 million, or 1.8% from $13.70 billion at December 31, 2025. Non-owner occupied commercial loans increased $136.3 million and Real estate – construction loans increased $73.4 million during the quarter, making up 55% and 29% respectively of total loan growth. Our loan pipeline has expanded and indicates that loan demand is improving in our market areas.

The following table details our loan portfolio and the percentage composition by type at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,189,704	$2,924,533
Real estate - construction	1,531,042	1,599,410
Real estate - mortgage:
Owner-occupied commercial	2,718,512	2,543,819
1-4 family mortgage	1,695,140	1,494,189
Non-owner occupied commercial	4,739,642	4,259,566
Total real estate - mortgage	9,153,294	8,297,574
Consumer	71,873	65,314
Total Loans	13,945,913	12,886,831
Less: Allowance for credit losses	(173,905)	(165,034)
Net Loans	$13,772,008	$12,721,797

Commercial, financial and agricultural	22.87%	22.69%
Real estate - construction	10.98	12.41
Real estate - mortgage:
Owner-occupied commercial	19.49	19.74
1-4 family mortgage	12.16	11.59
Non-owner occupied commercial	33.98	33.05
Total real estate - mortgage	65.63	64.39
Consumer	0.52	0.51
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at March 31, 2026 as segregated by industry concentrations based on North American Industry Classification System:

	March 31, 2026
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$592,565	8.0%
Other Services (except Public Administration)	307,741	4.1
Health Care and Social Assistance	290,024	3.9
Accommodation and Food Services	270,434	3.6
Manufacturing	196,563	2.6
Professional, Scientific, and Technical Services	197,290	2.6
Real Estate and Rental and Leasing	155,289	2.1
Wholesale Trade	154,667	2.1
All Other Owner Occupied Real Estate	553,939	7.5
Total Owner Occupied Real Estate	$2,718,512	36.5%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,410,254	18.9%
Shopping or Retail Center	686,074	9.2
Hotel or Motel	603,808	8.1
Office Building	495,489	6.6
Nursing Home or Assisted Living Facility	449,028	6.0
Office Warehouse	217,076	2.9
Warehouse	165,686	2.2
Self-Storage Facility	183,321	2.5
Gas Station or Convenience Store	103,648	1.4
Restaurant	72,722	1.0
All Other Income Property	352,536	4.7
Total Non-Owner Occupied Real Estate	$4,739,642	63.5%
Total Commercial Real Estate	$7,458,154	100.0%

The table below summarizes the Company’s commercial real estate portfolio at March 31, 2026 as segregated by geographic region in which the property is located:

	March 31, 2026
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,260,280	30.3%
Florida	1,987,432	26.6
Georgia	938,449	12.6
North Carolina	292,302	3.9
South Carolina	366,352	4.9
Tennessee	668,135	9.0
Virginia	150,217	2.0
Other	794,987	10.7
Total commercial real estate loans	$7,458,154	100.0%

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a DCF, PD/LGD or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See “Note 1 – General” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios as of and for the three months ended March 31, 2026 and 2025:

	As of and for the Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$13,945,913	$12,886,831
Average loans outstanding, net of unearned income	$13,784,423	$12,708,121
Allowance for credit losses at beginning of period	171,683	164,458
Charge-offs:
Commercial, financial and agricultural loans	8,291	2,415
Real estate - construction	-	46
Real estate - mortgage	91	3,571
Consumer loans	171	60
Total charge-offs	8,553	6,092
Recoveries:
Commercial, financial and agricultural loans	178	171
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer loans	35	27
Total recoveries	213	198
Net charge-offs	8,340	5,894
Provision for credit losses on loans	10,562	6,470
Allowance for credit losses on loans at period end	$173,905	$165,034
Allowance for credit losses on loans to period end loans	1.25%	1.28%
Net charge-offs to average loans	0.25%	0.19%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

		Percentage
		of Loans in
		Each
		Category to
March 31, 2026	Amount	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$59,508	22.87%
Real estate - construction	27,934	10.98%
Owner-occupied commercial	18,440	19.49%
1-4 family mortgage	24,641	12.16%
Non-owner occupied commercial	40,379	33.98%
Consumer	3,003	0.52%
Total	$173,905	100.00%

		Percentage
		of Loans in
		Each
		Category to
December 31, 2025	Amount	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$63,620	22.97%
Real estate - construction	22,432	10.64%
Owner-occupied commercial	18,833	20.00%
1-4 family mortgage	24,739	12.21%
Non-owner occupied commercial	38,971	33.61%
Consumer	3,088	0.57%
Total	$171,683	100.00%

Nonperforming Assets

Total nonperforming loans at March 31, 2026, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $9.1 million, or 5.4%, to $177.9 million from $168.8 million at December 31, 2025. Of this total, nonaccrual loans of $176.6 million at March 31, 2026 represented a net increase of $8.3 million from nonaccrual loans at December 31, 2025. The majority of the increase in non-performing assets is attributable to two relationships, both of which are secured by real estate. Excluding credit card accounts, there was a loan of $1.13 million, 90 or more days past due and still accruing at March 31, 2026, compared to two loans totaling $323,000 at December 31, 2025. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025 were $15.4 million and $11.1 million, respectively.

OREO and repossessed assets at March 31, 2026 were $3.1 million, an increase of $489,000, or 18.9%, from $2.6 million at December 31, 2025. The following table summarizes OREO and repossessed asset activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$2,583	$2,531
Transfers from loans and capitalized expenses	653	24
Proceeds from sales	(142)	(2,117)
Write-downs / net gain (loss) on sales	(22)	318
Balance at end of period	$3,072	$756

The following table summarizes our nonperforming assets at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$25,200	57	$26,756	55
Real estate - construction	36,970	9	35,885	8
Real estate - mortgage:
Owner-occupied commercial	20,811	21	13,578	17
1-4 family mortgage	9,640	36	9,440	34
Non-owner occupied commercial	83,305	14	81,977	13
Total real estate - mortgage	113,756	71	104,995	64
Consumer	687	1	715	2
Total Nonaccrual loans:	$176,613	138	$168,351	129

90+ days past due and accruing:
Commercial, financial and agricultural	$87	13	$101	10
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,130	1	323	2
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	1,130	1	323	2
Consumer	57	32	54	28
Total 90+ days past due and accruing:	$1,274	46	$478	40

Total Nonperforming Loans:	$177,887	184	$168,829	169

Plus: Other real estate owned and repossessions	3,072	10	2,583	9
Total Nonperforming Assets	$180,959	194	$171,412	178

Ratios:
Nonperforming loans to total loans	1.28%		1.23%
Nonperforming assets to total loans plus other real estate owned and repossessions	1.30%		1.25%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	1.30%		1.25%

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. Our total deposits at March 31, 2026 were $14.49 billion, an increase of $267.3 million, or 1.9%, from $14.22 billion at December 31, 2025. The increase in total deposits was primarily due to organic growth across nine of our eleven markets, with most of that increase attributable to money market products.

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Taxable-equivalent Basis” under the subheading “Net Interest Income” below.

The following table summarizes balances of our deposits and the percentage of each type to the total at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Noninterest-bearing demand	$2,836,622	19.58%	$2,684,272	18.88%
Interest-bearing demand	2,040,591	14.09%	2,449,158	17.22%
Money market	8,148,351	56.25%	7,585,555	53.35%
Savings	113,095	0.78%	110,298	0.78%
Time deposits, $250,000 and under	347,674	2.40%	369,855	2.60%
Time deposits, over $250,000	1,000,031	6.90%	1,019,896	7.17%
	$14,486,364	100.00%	$14,219,034	100.00%

At March 31, 2026, and December 31, 2025, we estimate that we had approximately $9.61 billion and $9.69 billion, respectively, in uninsured deposits. The uninsured deposit data for 2026 and 2025 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table presents the portion of our time deposits in excess of insurance limit as of March 31, 2026:

Portion of Time Deposits in Excess of Insurance Limit
March 31, 2026
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)

3 months or less	$150,766
Over 3 months through 6 months	127,172
Over 6 months through 12 months	112,922
Over 12 months	10,666
Total	$401,526

Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.55 billion and $1.47 billion at March 31, 2026 and December 31, 2025, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 4.50% for the quarter ended March 31, 2026. Other borrowings consist of $34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At March 31, 2026, our liquid assets, represented by cash and due from banks, federal funds sold and unpledged available-for-sale securities, totaled $2.31 billion. The Bank had loans pledged to both the FHLB and the Federal Reserve Bank of Atlanta, which provided approximately $3.11 billion and $2.02 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.54 billion in available funding for brokered deposits. Additionally, the Bank had approximately $150.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $17.77 billion and $17.71 billion for the quarters ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
Sources of Funds:
Deposits:
Non-interest-bearing	15.4%	14.7%
Interest-bearing	64.0	63.6
Federal funds purchased	9.0	11.2
Long term debt and other borrowings	0.2	0.4
Other liabilities	0.8	0.7
Equity capital	10.6	9.4
Total sources	100.0%	100.0%

Uses of Funds:
Loans	77.7%	71.9%
Securities	9.6	10.9
Interest-bearing balances with banks	5.9	14.3
Federal funds sold	2.8	-
Other assets	4.0	2.9
Total uses	100.00%	100.0%

Capital Adequacy

Total stockholders’ equity attributable to us at March 31, 2026 was $1.91 billion, or 10.53% of total assets. At December 31, 2025, total stockholders’ equity attributable to us was $1.85 billion, or 10.44% of total assets.

As of March 31, 2026, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below, and not be subject to any written agreement, order, or directive from the FDIC requiring us to maintain a specific capital level for any capital measure. Our management believes that we are well-capitalized under the prompt corrective action provisions as of March 31, 2026.

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

The following table sets forth (i) the capital ratios required by Basel III and prompt corrective action and (ii) our actual ratios, as of March 31, 2026, December 31, 2025 and March 31, 2025:

	Actual		For Basel III Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,901,097	11.86%	$721,083	4.50%	N/A	N/A
ServisFirst Bank	1,930,472	12.05%	721,029	4.50%	$1,041,486	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,901,597	11.87%	961,444	6.00%	N/A	N/A
ServisFirst Bank	1,930,972	12.05%	961,372	6.00%	1,281,829	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,103,949	13.13%	1,281,926	8.00%	N/A	N/A
ServisFirst Bank	2,105,524	13.14%	1,281,829	8.00%	1,602,286	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,901,597	10.71%	710,280	4.00%	N/A	N/A
ServisFirst Bank	1,930,972	10.87%	710,249	4.00%	887,811	5.00%

As of December 31, 2025:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,838,024	11.65%	$709,755	4.50%	N/A	N/A
ServisFirst Bank	1,866,335	11.83%	709,698	4.50%	$1,025,119	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,838,524	11.66%	946,340	6.00%	N/A	N/A
ServisFirst Bank	1,866,835	11.84%	946,264	6.00%	1,261,685	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,038,579	12.93%	1,261,787	8.00%	N/A	N/A
ServisFirst Bank	2,039,090	12.93%	1,261,685	8.00%	1,577,107	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,838,524	10.26%	717,027	4.00%	N/A	N/A
ServisFirst Bank	1,866,835	10.41%	716,995	4.00%	896,244	5.00%

As of March 31, 2025:
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,679,893	11.48%	$658,657	4.50%	N/A	N/A
ServisFirst Bank	1,738,783	11.88%	658,615	4.50%	$951,333	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,680,393	11.48%	878,209	6.00%	N/A	N/A
ServisFirst Bank	1,739,283	11.88%	878,153	6.00%	1,170,871	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,892,940	12.93%	1,170,946	8.00%	N/A	N/A
ServisFirst Bank	1,905,084	13.02%	1,170,871	8.00%	1,463,589	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,680,393	9.48%	709,039	4.00%	N/A	N/A
ServisFirst Bank	1,739,283	9.81%	709,027	4.00%	886,283	5.00%

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

Financial instruments whose contract amounts represent credit risk at March 31, 2026 are as follows:

March 31, 2026
(In Thousands)
Commitments to extend credit	$3,772,697
Credit card arrangements	400,786
Standby letters of credit	94,867
$4,268,350

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. The Company receives tax credits related to these investments, for which it typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. The Company typically provides financing during the construction and development of the properties. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. The Company’s maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured. The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a federal tax credit. The Company has investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made. The following table summarizes certain tax credit and certain equity investments.

	Balance Sheet Location	March 31, 2026	December 31, 2025
		(In Thousands)
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$100,553	$98,681
Amount of future funding commitments including in carrying amount	Other liabilities	65,933	65,439
Lending exposures	Loans	108,757	107,764
SBIC and certain other equity method investments:
Carrying amount	Other assets	14,420	13,399
Amount of future funding commitments not included in carrying amount	N/A	36,530	18,551

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated:

		March 31,
	Income Statement Location	2026	2025
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(3,398)	$(3,341)
Amortization Expense	Income tax expense	6,542	2,564

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

Results of Operations

Summary of Net Income

Net income and net income available to common stockholders was $83.0 million for the quarter ended March 31, 2026, compared to net income and net income available to common stockholders of $63.2 million for the first quarter of 2025. The increase in net income was primarily attributable to a $24.6 million increase in net interest income during the three months ended March 31, 2026 to $148.1 million, compared to $123.6 million during the same period in 2025. Non-interest income increased $2.6 million, or 31.0%, to $10.8 million for the first quarter of 2026 from $8.3 million in the first quarter of 2025. Non-interest expense increased $1.3 million, or 2.8%, to $47.4 million for the first quarter of 2026 from $46.1 million in the first quarter of 2025.

Basic and diluted earnings per common share were both $1.52 for the three months ended March 31, 2026, compared to $1.16 in the corresponding period in 2025. Return on average assets for the three months ended March 31, 2026 was 1.89% compared to 1.45% for the corresponding period in 2025, and return on average common stockholders’ equity for the three months ended March 31, 2026 was 17.91% compared to 15.63% for the corresponding period in 2025.

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

Taxable-equivalent net interest income increased $24.6 million, or 19.9%, to $148.2 million for the three months ended March 31, 2026 compared to $123.6 million for the corresponding period in 2025. The taxable-equivalent yield on interest-earning assets increased from 5.69% to 5.75% year-over-year. Loan yields were 6.18% during the first quarter of 2026 compared to 6.28% during the fourth quarter of 2025 and 6.28% during the first quarter of 2025. Investment yields were 3.78% during the first quarter of 2026 compared to 3.77% during the fourth quarter of 2025 and 3.31% during the first quarter of 2025. Average interest-bearing deposit rates were 2.79% during the first quarter of 2026, compared to 3.01% during the fourth quarter of 2025 and 3.40% during the first quarter of 2025. Average federal funds purchased rates were 3.74% during first quarter of 2026, compared to 4.01% during the fourth quarter of 2025 and 4.50% during the first quarter of 2025. The net interest margin in the first quarter of 2026 was 3.53% compared to 3.38% in the fourth quarter of 2025 and 2.92% in the first quarter of 2025.

The Federal Reserve Bank decreased their targeted federal funds rate from 4.25 – 4.50% at March 31, 2025 to its current range as of March 31, 2026 of 3.50 – 3.75%. Our cost of funding has decreased as a result of the decrease in the targeted federal funds rate.

The following table shows, for the three months ended March 31, 2026 and March 31, 2025, the average balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest revenue. The accompanying table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Both tables are presented on a taxable-equivalent basis where applicable:

Average Consolidated Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended March 31,
(In thousands, except Average Yields and Rates)

	2026			2025
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$13,751,447	$209,576	6.18%	$12,683,077	$196,616	6.29%
Tax-exempt (3)	32,976	473	5.82	25,044	305	4.94
Total loans, net of unearned income	13,784,423	210,049	6.18	12,708,121	196,921	6.28
Mortgage loans held for sale	10,680	116	4.40	6,731	79	4.76
Debt securities:
Taxable	1,702,499	16,094	3.78	1,934,739	16,023	3.31
Tax-exempt (3)	444	6	5.41	589	8	5.43
Total debt securities	1,702,943	16,100	3.78	1,935,328	16,031	3.31
Federal funds sold	501,377	5,561	4.50	1,670	20	4.86
Restricted equity securities	12,228	186	6.17	11,461	210	7.43
Interest-bearing balances with banks	1,041,026	9,568	3.73	2,526,382	27,901	4.48
Total interest-earning assets	$17,052,677	$241,580	5.75%	$17,189,693	$241,162	5.69%
Non-interest-earning assets:
Cash and due from banks	103,847			108,540
Net fixed assets and equipment	61,253			59,633
Allowance for credit losses, accrued interest and other assets	552,337			352,282
Total assets	$17,770,114			$17,710,148

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,101,953	$8,286	1.60%	$2,461,900	$14,462	2.38%
Savings deposits	110,843	388	1.42	101,996	404	1.61
Money market accounts	7,812,168	58,034	3.01	7,363,163	65,628	3.61
Time deposits	1,373,023	11,577	3.42	1,361,558	14,251	4.24
Total interest-bearing deposits	11,397,987	78,285	2.79	11,288,617	94,745	3.40
Federal funds purchased	1,593,215	14,700	3.74	1,994,766	22,111	4.50
Other borrowings	34,750	347	4.05	64,750	687	4.30
Total interest-bearing liabilities	$13,025,952	$93,332	2.91%	$13,348,133	$117,543	3.57%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	2,728,354			2,600,775
Other liabilities	137,231			120,291
Stockholders' equity	1,879,072			1,670,402
Accumulated other comprehensive loss (4)	(495)			(29,453)
Total liabilities and stockholders' equity	$17,770,114			$17,710,148
Net interest income		$148,248			$123,619
Net interest spread			2.84%			2.12%
Net interest margin			3.53%			2.92%

(1) Non-accrual loans are included in average loan balances in all periods. Loan fees of $5,186 and $3,764 are included in interest income in the first quarter of 2026 and 2025, respectively.
(2) Amortization of acquired loan premiums of $48 and $51 is included in interest income in 2026 and 2025, respectively.
(3) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4) Unrealized losses of $(2,713) and $(41,970) are excluded from the yield calculation in the first quarter of 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026 Compared to 2025 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$16,329	$(3,369)	$12,960
Tax-exempt	108	60	168
Total loans, net of unearned income	16,437	(3,309)	13,128
Mortgages held for sale	43	(6)	37
Debt securities:
Taxable	(2,048)	2,119	71
Tax-exempt	(2)	-	(2)
Total debt securities	(2,050)	2,119	69
Federal funds sold	5,542	(1)	5,541
Restricted equity securities	12	(36)	(24)
Interest-bearing balances with banks	(14,263)	(4,070)	(18,333)
Total interest-earning assets	5,721	(5,303)	418

Interest-bearing liabilities:
Interest-bearing demand deposits	(1,900)	(4,276)	(6,176)
Savings	33	(49)	(16)
Money market accounts	3,824	(11,418)	(7,594)
Time deposits	119	(2,793)	(2,674)
Total interest-bearing deposits	2,076	(18,536)	(16,460)
Federal funds purchased	(4,044)	(3,367)	(7,411)
Other borrowed funds	(302)	(38)	(340)
Total interest-bearing liabilities	(2,270)	(21,941)	(24,211)
Increase in net interest income	$7,991	$16,638	$24,629

Our growth in loans continues to drive favorable volume component change. The rate component was favorable as average rates paid on interest-bearing liabilities decreased 63 basis points while loan yields decreased 10 basis points. An increase in average equity contributed to a favorable volume component accompanied by an increase in average non-interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses on loans was $10.6 million for the three months ended March 31, 2026, an increase of $4.1 million from $6.5 million for the three months ended March 31, 2025. The ACL at March 31, 2026, December 31, 2025, and March 31, 2025, totaled $173.9 million, $171.7 million, and $165.0 million, or 1.25%, 1.25%, and 1.28% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.25% for the three months ended March 31, 2026, a 6 basis points increase compared to 0.19% for the first quarter of 2025. Nonperforming loans increased to $177.9 million, or 1.28% of total loans, at March 31, 2026 from $168.8 million, or 1.23% of total loans at December 31, 2025, and increased compared to $73.9 million, or 0.57% of total loans, at March 31, 2025.

Noninterest Income

Noninterest income totaled $10.8 million for the three months ended March 31, 2026, an increase of $2.6 million compared to the corresponding period in 2025. Service charges on deposit accounts increased $738,000, or 28.9%, to $3.3 million for the three months ended March 31, 2026, compared to $2.6 million in the corresponding period in 2025. We increased our service charge rates on many of our treasury management products in July of 2025. Mortgage banking revenue increased $1.3 million, or 208.6%, to $1.9 million for the three months ended March 31, 2026, compared to $613,000 in the corresponding period in 2025. The increase on a year-over year basis was primarily due to an increase in loans sold into the secondary market. We also increased our per-loan administrative fee in the first quarter of 2026. Net credit card revenue increased $234,000, or 11.9%, to $2.2 million during the three months ended March 31, 2026, compared to $2.0 million during the three months ended March 31, 2025. Bank-owned life insurance income increased $685,000, or 32.1%, to $2.8 million for the first quarter of 2026 from $2.1 million in the first quarter of 2025. Other income for the three months ended March 31, 2026, decreased $373,000, or 37.3%, to $628,000 when compared to the corresponding period in 2025. Merchant service revenue increased $63,000, or 12.3%, to $572,000 for the first quarter of 2026 from $509,000 in the first quarter of 2025.

Changes in our non-interest income, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$3,296	$2,558	$738	28.9%
Mortgage banking	1,892	613	1,279	208.6%
Credit cards	2,202	1,968	234	11.9%
Bank-owned life insurance income	2,822	2,137	685	32.1%
Other operating income	628	1,001	(373)	(37.3)%
Total noninterest income	$10,840	$8,277	$2,563	31.0%

Noninterest Expense

Noninterest expense totaled $47.4 million for the three months ended March 31, 2026, a decrease of $1.3 million, or 2.8%, compared to $46.1 million for the same period in 2025. Salary and benefit expense increased $4.0 million, or 17.4%, to $26.9 million for the three months ended March 31, 2026, from $22.9 million for the same period in 2025, primarily due to the full impact of our Houston market expansion and seasonally higher payroll taxes during the first quarter of 2026. The number of full-time equivalent employees increased by 32, or 5.0%, to 668 at March 31, 2026 compared to 636 at March 31, 2025, and increased by 2 from the end of the fourth quarter of 2025. Equipment and occupancy expense increased $226,000, or 6.1%, to $3.9 million for the first quarter of 2026 from $3.7 million in the first quarter of 2025. Third party processing and other services expense decreased $213,000, or 2.8%, to $7.5 million for the first quarter of 2026 from $7.7 million in the first quarter of 2025. Professional services expense remained flat at $1.9 million for the first quarter of 2026 compared to $1.9 million in the first quarter of 2025. FDIC and other regulatory assessments decreased $109,000, or 3.8%, to $2.7 million for the first quarter of 2026 from $2.9 million in the first quarter of 2025. Other operating expenses decreased $2.6 million, or 37.4%, to $4.4 million for the first quarter of 2026 from $6.9 million in the first quarter of 2025.

Changes in our non-interest expenses, including percentage changes, are detailed in the following table:

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(Dollars In Thousands)

Noninterest expense:
Salaries and employee benefits	$26,853	$22,879	$3,974	17.4%
Equipment and occupancy	3,948	3,722	226	6.1%
Third party processing and other services	7,525	7,738	(213)	(2.8)%
Professional services	1,943	1,933	10	0.5%
FDIC and other regulatory assessments	2,745	2,854	(109)	(3.8)%
Other real estate owned	20	33	(13)	(39.4)%
Other operating expense	4,350	6,948	(2,598)	(37.4)%
Total noninterest expense	$47,384	$46,107	$1,277	2.8%

Income Tax Expense

Income tax expense increased $2.1 million, or 13.4%, to $18.0 million in the first quarter of 2026, compared to $15.9 million in the first quarter of 2025. Our effective tax rate was 17.82% for the first quarter of 2026 compared to 20.06% for the first quarter of 2025. During the first quarter of 2026, we purchased Investment Tax Credits, which reduced our tax expense. We recognized a reduction in provision for income taxes resulting from excess tax benefits from the exercise and vesting of stock options and restricted stock during the first quarters of 2026 and 2025 of $229,000 and $470,000, respectively.

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

Critical Accounting Estimates

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principals and to general practices within the banking industry. To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for credit losses is particularly subject to change. Information concerning our accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The ALCO employs modeling techniques such as net interest income simulations and economic value of equity simulations to determine what amount of the Bank’s net interest income is at risk given different movements in market interest rates. Simulations assume gradual and instantaneous (shocks) movements in market interest rates of up and down 100, 200, 300 and 400 basis points, when practicable. A set of Benchmark and optional scenarios are run and results are compared to base model results to measure sensitivity to movements in market interest rates. The ALCO establishes limits for the amount of negative change in net interest margin in the first year, second year and two-year cumulative time horizon. Current policy limits for the 100 and 200 basis point shock and ramp scenarios in the first and second year range from -4% to -17%. The ALCO conducts a quarterly analysis of the rate sensitivity position, reviews established limits, and reports its results to our board of directors. As of March 31, 2026, there have been no significant changes to our sensitivity to changes in interest rates since December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2026. Based upon the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

SERVISFIRST BANCSHARES, INC.

Date: May 6, 2026	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: May 6, 2026	By	/s/ David A. Sparacio
David A. Sparacio
Chief Financial Officer