Form 10-Q
period 2026-06-30
ServisFirst Bancshares, Inc.
filed 2026-08-07
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number: 001-36452

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2026
Common stock, $.001 par value	54,672,510

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$115,442	$95,127
Interest-bearing balances due from depository institutions	1,089,592	1,026,607
Securities purchased with agreement to resell	250,439	498,910
Federal funds sold	1,000	6,052
Cash and cash equivalents	1,456,473	1,626,696
Available-for-sale debt securities, at fair value	995,051	1,068,825
Held-to-maturity debt securities (fair value of $590,280 and $616,535, respectively)	635,480	660,076
Restricted equity securities	12,475	12,203
Mortgage loans held for sale	14,886	11,744
Loans	14,478,489	13,696,912
Less allowance for credit losses	(181,853)	(171,683)
Loans, net	14,296,636	13,525,229
Premises and equipment, net	63,648	60,396
Accrued interest and dividends receivable	61,873	61,956
Deferred tax asset, net	49,664	49,705
Other real estate owned and repossessed assets	4,834	2,583
Bank owned life insurance contracts	465,406	435,328
Goodwill	13,615	13,615
Other assets	275,457	198,834
Total assets	$18,345,498	$17,727,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$2,995,402	$2,684,272
Interest-bearing	11,553,328	11,534,762
Total deposits	14,548,730	14,219,034
Federal funds purchased	1,579,388	1,471,628
Other borrowings	34,750	34,750
Accrued interest and dividends payable	27,854	29,990
Other liabilities	176,358	121,441
Total liabilities	16,367,080	15,876,843
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 authorized and undesignated at June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized: 54,671,023 shares issued and outstanding at June 30, 2026, and 54,624,955 shares issued and outstanding at December 31, 2025	55	54
Additional paid-in capital	239,317	237,839
Retained earnings	1,741,070	1,613,746
Accumulated other comprehensive loss	(2,524)	(1,792)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	1,977,918	1,849,847
Noncontrolling interest	500	500
Total stockholders' equity	1,978,418	1,850,347
Total liabilities and stockholders' equity	$18,345,498	$17,727,190

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$220,731	$206,521	$430,797	$403,457
Debt securities	15,827	16,567	31,926	32,596
Federal funds sold and securities purchased with agreement to resell	4,146	1,592	9,707	1,612
Other interest and dividends	9,176	21,955	18,930	50,066
Total interest income	249,880	246,635	491,360	487,731
Interest expense:
Deposits	79,440	93,488	157,725	188,233
Borrowed funds	14,803	21,460	29,850	44,258
Total interest expense	94,243	114,948	187,575	232,491
Net interest income	155,637	131,687	303,785	255,240
Provision for credit losses	11,412	11,296	22,049	17,926
Net interest income after provision for credit losses	144,225	120,391	281,736	237,314
Noninterest income:
Service charges on deposit accounts	3,338	2,671	6,634	5,229
Mortgage banking	2,221	1,323	4,113	1,936
Credit card income	2,492	2,119	4,694	4,087
Securities losses	-	(8,563)	-	(8,563)
Bank-owned life insurance income	4,133	2,126	6,955	4,263
Other operating income	708	745	1,336	1,746
Total noninterest income	12,892	421	23,732	8,698
Noninterest expenses:
Salaries and employee benefits	26,274	22,576	53,127	45,455
Equipment and occupancy expense	3,963	3,523	7,911	7,245
Third party processing and other services	7,962	8,005	15,487	15,743
Professional services	2,227	1,904	4,170	3,837
FDIC and other regulatory assessments	2,753	2,753	4,260	5,607
Other real estate owned expense	75	27	95	60
Other operating expenses	6,707	5,416	12,295	12,364
Total noninterest expenses	49,961	44,204	97,345	90,311
Income before income taxes	107,156	76,608	208,123	155,701
Provision for income taxes	21,363	15,184	39,359	31,053
Net income	85,793	61,424	168,764	124,648
Dividends on preferred stock	31	31	31	31
Net income available to common stockholders	$85,762	$61,393	$168,733	$124,617
Basic earnings per common share	$1.57	$1.12	$3.09	$2.28
Diluted earnings per common share	$1.57	$1.12	$3.09	$2.28

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$85,793	$61,424	$168,764	$124,648
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during period from debt securities available for sale, net of tax of $90 and $858 for the three months ended June 30, 2026 and 2025, respectively, and $(178) and $3,262 for the six months ended June 30, 2026 and 2025, respectively	231	2,560	(568)	9,736
Amortization of net unrealized gains on debt securities transferred from available-for-sale to held-to-maturity, net of tax of $(27) and $(40) for the three months ended June 30, 2026 and 2025, respectively, and $(55) and $(75) for the six months ended June 30, 2026 and 2025, respectively	(80)	(119)	(164)	(224)
Net losses on sales of debt securities, net of tax of $2,150 and $2,150 for the three and six months ended June 30, 2025, respectively	-	6,413	-	6,413
Other comprehensive income (loss), net of tax	151	8,854	(732)	15,925
Comprehensive income	$85,944	$70,278	$168,032	$140,573

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,
	Common Shares	Preferred Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balance, April 1, 2025	54,601,217	$		$54	$235,840	$1,457,614	$(25,108)	$500	$1,668,900
Common dividends declared, $0.335 per share	-		-	-	-	(18,297)	-	-	(18,297)
Preferred dividends paid	-		-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	-	57	-	-	57
Issue restricted shares pursuant to stock incentives, net of forfeitures	11,747		-	-	-	-	-	-	-
Restricted shares withheld for taxes	(7,326)		-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	12,907		-	-	303	-	-	-	303
2,793 shares of common stock withheld in net settlement upon exercise of stock options	-		-	-	(263)	-	-	-	(263)
Stock-based compensation expense	-		-	-	836	-	-	-	836
Other comprehensive income, net of tax	-		-	-	-	-	8,854	-	8,854
Net income	-		-	-	-	61,424	-	-	61,424
Balance, June 30, 2025	54,618,545		-	54	236,716	1,500,767	(16,254)	500	1,721,783

Balance, April 1, 2026	54,663,123		$-	$55	$238,644	$1,676,013	$(2,675)	$500	$1,912,537
Common dividends declared, $0.38 per share	-		-	-	-	(20,775)	-	-	(20,775)
Preferred dividends paid	-		-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	-	70	-	-	70
Issue restricted shares pursuant to stock incentives, net of forfeitures	8,469		-	-	-	-	-	-	-
Restricted shares withheld for taxes	(1,379)		-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	810		-	-	-	-	-	-	-
1,190 shares of common stock withheld in net settlement upon exercise of stock options	-		-	-	(130)	-	-	-	(130)
Stock-based compensation expense	-		-	-	803	-	-	-	803
Other comprehensive income, net of tax	-		-	-	-	-	151	-	151
Net income	-		-	-	-	85,793	-	-	85,793
Balance, June 30, 2026	54,671,023		$-	$55	$239,317	$1,741,070	$(2,524)	$500	$1,978,418

	Six Months Ended June 30,
	Common Shares	Preferred Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	54,569,427	$		$54	$235,781	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends paid, $0.335 per share	-		-	-	-	(18,292)	-	-	(18,292)
Common dividends declared, $0.335 per share	-		-	-	-	(18,297)	-	-	(18,297)
Preferred dividends paid	-		-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	-	123	-	-	123
Issue restricted shares pursuant to stock incentives, net of forfeitures	34,468		-	-	-	-	-	-	-
Restricted shares withheld for taxes	(7,326)		-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	21,976		-	-	533	-	-	-	533
5,974 shares of common stock withheld in net settlement upon exercise of stock options	-		-	-	(1,299)	-	-	-	(1,299)
Stock-based compensation expense	-		-	-	1,701	-	-	-	1,701
Other comprehensive income, net of tax	-		-	-	-	-	15,925	-	15,925
Net income	-		-	-	-	124,648	-	-	124,648
Balance, June 30, 2025	54,618,545		$-	$54	$236,716	$1,500,767	$(16,254)	$500	$1,721,783

Balance, January 1, 2026	54,624,955		$-	$54	$237,839	$1,613,746	$(1,792)	$500	$1,850,347
Common dividends paid, $0.38 per share	-		-	-	-	(20,772)	-	-	(20,772)
Common dividends declared, $0.38 per share	-		-	-	-	(20,775)	-	-	(20,775)
Preferred dividends paid	-		-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-		-	-	-	138	-	-	138
Issue restricted shares pursuant to stock incentives, net of forfeitures	34,192		-	-	-	-	-	-	-
Restricted shares withheld for taxes	(5,743)		-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	17,619		-	1	658	-	-	-	659
2,381 shares of common stock withheld in net settlement upon exercise of stock options	-		-	-	(779)	-	-	-	(779)
Stock-based compensation expense	-		-	-	1,599	-	-	-	1,599
Other comprehensive loss, net of tax	-		-	-	-	-	(732)	-	(732)
Net income	-		-	-	-	168,764	-	-	168,764
Balance, June 30, 2026	54,671,023		$-	$55	$239,317	$1,741,070	$(2,524)	$500	$1,978,418

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$168,764	$124,648
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax expense	274	677
Provision for credit losses	22,049	17,926
Depreciation	2,523	2,262
Accretion on acquired loans	96	103
Amortization of investments in tax credit partnerships	31,280	3,244
Net amortization of debt securities	110	45
Decrease in accrued interest and dividends receivable	83	955
Stock-based compensation expense	1,599	1,701
Decrease in accrued interest and dividends payable	(2,136)	(652)
Proceeds from sale of mortgage loans held for sale	167,875	98,531
Originations of mortgage loans held for sale	(166,904)	(109,515)
Gain on sale of mortgage loans held for sale	(4,113)	(1,936)
Loss on sale of debt securities available for sale	-	8,563
Net loss (gain) on sale of other real estate owned and repossessed assets	72	(301)
Write down of other real estate owned and repossessed assets	11	-
Increase in cash surrender value of life insurance contracts	(5,078)	(4,263)
Net change in other assets, liabilities, and other operating activities	16,739	(26,438)
Net cash provided by operating activities	233,244	115,550
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(83,687)	(244,607)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	156,602	129,211
Proceeds from sale of debt securities available-for-sale	-	61,897
Purchases of debt securities held-to-maturity	-	(2,975)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	24,377	30,878
Purchases of restricted equity securities	(272)	(856)
Investment in tax credit partnerships and SBIC	(69,739)	(2,964)
Return of capital from tax credit partnerships and SBIC	139	1,039
Net increase in loans	(796,428)	(639,487)
Purchases of premises and equipment	(5,775)	(3,070)
Purchase of bank owned life insurance contracts	(25,000)	-
Proceeds from sale of other real estate owned and repossessed assets	542	2,756
Net cash used in investing activities	(799,241)	(668,178)
FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	311,130	12,371
Net increase in interest-bearing deposits	18,566	306,489
Net increase (decrease) in federal funds purchased	107,760	(394,593)
Proceeds from exercise of stock options	658	533
Taxes paid in net settlement of tax obligation upon exercise of stock options	(779)	(1,299)
Dividends paid on common stock	(41,530)	(36,572)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by (used in) financing activities	395,774	(113,102)
Net decrease in cash and cash equivalents	(170,223)	(665,730)
Cash and cash equivalents at beginning of period	1,626,696	2,376,634
Cash and cash equivalents at end of period	$1,456,473	$1,710,904
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$189,711	$233,143
Income taxes	5,477	35,669
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,876	$235
Dividends on nonvested restricted stock reclassified as compensation expense	138	123
Dividends declared but not paid	20,775	18,297

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, including Regulation S-X and the instructions for Form 10-Q, and have not been audited. These consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position and the consolidated results of operations for the interim periods have been made. All such adjustments are of a normal nature. The consolidated results of operations are not necessarily indicative of the consolidated results of operations that ServisFirst Bancshares, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2025.

All reported amounts are in thousands except share and per share data.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, federal funds sold and securities purchased with agreement to resell are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and six month periods ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands, Except Shares and Per Share Data)
Earnings per common share
Weighted average common shares outstanding	54,665,179	54,610,516	54,653,855	54,603,086
Net income available to common stockholders	$85,762	$61,393	$168,733	$124,617
Basic earnings per common share	$1.57	$1.12	$3.09	$2.28

Weighted average common shares outstanding	54,665,179	54,610,516	54,653,855	54,603,086
Dilutive effects of assumed exercise of stock options and vesting of performance shares	37,707	53,964	45,118	57,491
Weighted average common and dilutive potential common shares outstanding	54,702,886	54,664,480	54,698,973	54,660,577
Net income available to common stockholders	$85,762	$61,393	$168,733	$124,617
Diluted earnings per common share	$1.57	$1.12	$3.09	$2.28

Stock Split

On July 20, 2026, our Board of Directors declared a two-for-one common stock split of the Company's common stock, to be effected in the form of a 100% stock dividend (the "Stock Split"). Stockholders of record as of the close of business on August 5, 2026 will receive one additional share of common stock for every share held on that date. The additional shares are expected to be distributed on or about August 20, 2026, and the Company's common stock is expected to begin trading on a post-split basis on or about August 21, 2026. All references to share and per share amounts in the accompanying unaudited consolidated financial statements and related disclosures are presented on a pre-split basis, as the Stock Split has not become effective as of the date these financial statements were issued. As a result of the Stock Split, the number of shares of common stock issued and outstanding will increase from approximately 54.7 million to approximately 109.3 million. Historical per share data and weighted-average shares outstanding presented in future financial statements will be retroactively adjusted to reflect the Stock Split.

The following table illustrates the impact of the Stock Split on earnings per common share and diluted earnings per common share for the periods presented. The pro forma amounts reflect the retroactive application as if it has occurred at the beginning of each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share - reported	$1.57	$1.12	$3.09	$2.28
Earnings per common share - pro forma	0.78	0.56	1.54	1.14
Diluted earnings per common share - reported	1.57	1.12	3.09	2.28
Diluted earnings per common share - pro forma	0.78	0.56	1.54	1.14

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities at June 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2026	(In Thousands)
Debt securities available-for-sale
U.S. Treasury securities	$430,267	$655	$-	$430,922
Mortgage-backed securities	163,452	268	(1,589)	162,131
State and municipal securities	10,357	1	(541)	9,817
Corporate debt	396,209	3,123	(7,151)	392,181
Total	$1,000,285	$4,047	$(9,281)	$995,051
Debt securities held-to-maturity
U.S. Treasury securities	$249,730	$-	$(9,020)	$240,710
Mortgage-backed securities	376,735	445	(36,333)	340,847
State and municipal securities	9,015	-	(292)	8,723
Total	$635,480	$445	$(45,645)	$590,280

December 31, 2025
Debt securities available-for-sale
U.S. Treasury securities	$520,100	$2,823	$-	$522,923
Mortgage-backed securities	133,126	1,030	(852)	133,304
State and municipal securities	10,362	1	(554)	9,809
Corporate debt	409,725	2,274	(9,210)	402,789
Total	$1,073,313	$6,128	$(10,616)	$1,068,825
Debt securities held-to-maturity
U.S. Treasury securities	$249,621	$-	$(9,589)	$240,032
Mortgage-backed securities	402,097	743	(34,395)	368,445
State and municipal securities	8,358	-	(300)	8,058
Total	$660,076	$743	$(44,284)	$616,535

The amortized cost and fair value of debt securities as of June 30, 2026 and December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$432,268	$432,900	$441,619	$443,833
Due from one to five years	74,516	72,854	147,475	147,058
Due from five to ten years	328,049	325,176	332,436	325,957
Due after ten years	2,000	1,990	18,657	18,673
Mortgage-backed securities	163,452	162,131	133,126	133,304
	$1,000,285	$995,051	$1,073,313	$1,068,825

Debt securities held-to-maturity
Due within one year	$128,695	$127,162	$53,787	$52,811
Due from one to five years	130,050	122,271	204,192	195,279
Mortgage-backed securities	376,735	340,847	402,097	368,445
	$635,480	$590,280	$660,076	$616,535

All mortgage-backed securities are with government-sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of a restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law was $1.17 billion and $1.23 billion as of June 30, 2026 and December 31, 2025, respectively.

The following table identifies, as of June 30, 2026 and December 31, 2025, the Company’s debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
June 30, 2026
Debt securities available-for-sale
Mortgage-backed securities	$(764)	$118,999	$(825)	$17,451	$(1,589)	$136,450
State and municipal securities	-	-	(541)	9,372	(541)	9,372
Corporate debt	(1,491)	117,485	(5,660)	126,610	(7,151)	244,095
Total	$(2,255)	$236,484	$(7,026)	$153,433	$(9,281)	$389,917
Debt securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,020)	$240,710	$(9,020)	$240,710
Mortgage-backed securities	(6)	2,360	(36,327)	300,229	(36,333)	302,589
State and municipal securities	-	-	(292)	7,222	(292)	7,222
Total	$(6)	$2,360	$(45,639)	$548,161	$(45,645)	$550,521
December 31, 2025
Debt securities available-for-sale
Mortgage-backed securities	$-	$-	$(852)	$22,662	$(852)	$22,662
State and municipal securities	-	-	(554)	9,363	(554)	9,363
Corporate debt	(984)	77,583	(8,226)	155,724	(9,210)	233,307
Total	$(984)	$77,583	$(9,632)	$187,749	$(10,616)	$265,332
Debt securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,589)	$240,032	$(9,589)	$240,032
Mortgage-backed securities	-	-	(34,395)	325,307	(34,395)	325,307
State and municipal securities	(34)	2,954	(266)	4,604	(300)	7,558
Total	$(34)	$2,954	$(44,250)	$569,943	$(44,284)	$572,897

At June 30, 2026 and December 31, 2025, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. During the second quarter of 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost basis of $70.5 million and recorded a pre-tax loss of $8.6 million, as a result of a portfolio restructuring. The proceeds from the sale were reinvested into higher-yielding securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity debt securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2026 and 2025, there were no past due principal or interest payments associated with these debt securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity state and municipal securities as such amount is not material at June 30, 2026 and 2025. All debt securities in an unrealized loss position as of June 30, 2026 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Sale proceeds	$-	$61,897
Gross realized losses	-	(8,563)
Net realized losses	$-	$(8,563)

NOTE 5 - LOANS

The loan portfolio is classified based on the underlying collateral utilized to secure each loan for financial reporting purposes. This classification is consistent with the Quarterly Report of Condition and Income filed by ServisFirst Bank (the “Bank”) with the Federal Deposit Insurance Corporation (“FDIC”).

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(Dollars In Thousands)
Commercial, financial and agricultural	$3,252,437	$3,146,736
Real estate - construction	1,564,504	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,781,375	2,739,823
1-4 family mortgage	1,685,723	1,671,713
Non-owner occupied commercial	5,123,635	4,603,389
Subtotal: Real estate - mortgage	9,590,733	9,014,925
Consumer	70,815	77,623
Total Loans	14,478,489	13,696,912
Less: Allowance for credit losses on loans	(181,853)	(171,683)
Net Loans	$14,296,636	$13,525,229

Commercial, financial and agricultural	22.46%	22.97%
Real estate - construction	10.81%	10.64%
Real estate - mortgage:
Owner-occupied commercial	19.21%	20.00%
1-4 family mortgage	11.64%	12.21%
Non-owner occupied commercial	35.39%	33.61%
Subtotal: Real estate - mortgage	66.24%	65.82%
Consumer	0.49%	0.57%
Total Loans	100.00%	100.00%

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the credit loss portfolio segments and classes. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions defined as follows:

●	Pass – loans that are well protected by the current net worth and paying capacity of the obligor or obligors or by the fair value, less cost to acquire and sell, of any underlying collateral.
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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2026:

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Lines of Credit Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$379,217	$524,404	$251,984	$101,721	$176,095	$341,987	$1,372,487	$21,436	$3,169,331
Special Mention	800	2,555	1,676	737	3,374	7,853	21,101	1,422	39,518
Substandard - Accruing	-	-	50	-	462	17,442	1,728	1	19,683
Substandard - Non-accrual	-	-	2,095	96	390	10,357	7,571	3,396	23,905
Total Commercial, financial and agricultural	$380,017	$526,959	$255,805	$102,554	$180,321	$377,639	$1,402,887	$26,255	$3,252,437
Current-period gross write-offs	$-	$-	$876	$573	$313	$1,092	$9,416	$95	$12,365

Real estate - construction
Pass	$187,788	$545,990	$319,139	$113,757	$171,802	$76,710	$99,685	$454	$1,515,325
Special Mention	1,257	-	5,283	533	5,237	1,566	150	-	14,026
Substandard - Accruing	-	-	-	65	-	-	1	-	66
Substandard - Non-accrual	-	-	1,085	680	15,946	17,376	-	-	35,087
Total Real estate - construction	$189,045	$545,990	$325,507	$115,035	$192,985	$95,652	$99,836	$454	$1,564,504
Current-period gross write-offs	$-	$-	$-	$711	$-	$-	$-	$-	$711

Owner-occupied commercial
Pass	$189,838	$473,954	$346,759	$153,904	$413,311	$1,056,248	$80,952	$2,157	$2,717,123
Special Mention	151	-	5,372	961	391	22,838	6,257	-	35,970
Substandard - Accruing	-	-	-	227	641	3,653	1,350	-	5,871
Substandard - Non-accrual	-	3,448	324	4,160	4,016	10,463	-	-	22,411
Total Owner-occupied commercial	$189,989	$477,402	$352,455	$159,252	$418,359	$1,093,202	$88,559	$2,157	$2,781,375
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family mortgage
Pass	$154,158	$287,691	$212,359	$92,143	$246,199	$249,334	$413,729	$3,123	$1,658,736
Special Mention	49	736	4,665	1,083	1,158	3,105	5,279	990	17,065
Substandard - Accruing	-	-	-	-	-	24	-	1	25
Substandard - Non-accrual	-	394	959	277	4,675	2,732	860	-	9,897
Total 1-4 family mortgage	$154,207	$288,821	$217,983	$93,503	$252,032	$255,195	$419,868	$4,114	$1,685,723
Current-period gross write-offs	$-	$-	$-	$-	$-	$5	$-	$91	$96

Non-owner occupied commercial
Pass	$638,481	$697,204	$699,623	$234,707	$1,191,446	$1,450,458	$78,204	$3,992	$4,994,115
Special Mention	1,744	-	-	-	333	45,739	-	-	47,816
Substandard - Accruing	-	-	-	-	3,133	831	-	-	3,964
Substandard - Non-accrual	-	-	-	-	17,747	59,993	-	-	77,740
Total Non-owner occupied commercial	$640,225	$697,204	$699,623	$234,707	$1,212,659	$1,557,021	$78,204	$3,992	$5,123,635
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$19,076	$7,684	$3,044	$1,262	$1,130	$2,106	$35,767	$-	$70,069
Special Mention	9	-	-	-	46	20	-	-	75
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard - Non-accrual	-	-	-	-	-	671	-	-	671
Total Consumer	$19,085	$7,684	$3,044	$1,262	$1,176	$2,797	$35,767	$-	$70,815
Current-period gross write-offs	$-	$-	$-	$-	$15	$235	$-	$-	$250

Total Loans
Pass	$1,568,558	$2,536,927	$1,832,908	$697,494	$2,199,983	$3,176,843	$2,080,824	$31,162	$14,124,699
Special Mention	4,010	3,291	16,996	3,314	10,539	81,121	32,787	2,412	154,470
Substandard - Accruing	-	-	50	292	4,236	21,950	3,079	2	29,609
Substandard - Non-accrual	-	3,842	4,463	5,213	42,774	101,592	8,431	3,396	169,711
Total Loans	$1,572,568	$2,544,060	$1,854,417	$706,313	$2,257,532	$3,381,506	$2,125,121	$36,972	$14,478,489
Current-period gross write-offs	$-	$-	$876	$1,284	$328	$1,332	$9,416	$186	$13,422

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2025 were as follows:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$682,117	$327,516	$120,889	$219,978	$186,839	$219,843	$1,267,362	$25,570	$3,050,114
Special Mention	4,206	1,927	231	2,716	1,822	6,878	20,423	4,564	42,767
Substandard - Accruing	-	53	-	603	-	24,715	1,728	-	27,099
Substandard - Non-accrual	-	885	669	336	1	8,176	15,793	896	26,756
Total Commercial, financial and agricultural	$686,323	$330,381	$121,789	$223,633	$188,662	$259,612	$1,305,306	$31,030	$3,146,736
Current-period gross write-offs	$-	$-	$669	$5,667	$1,925	$1,442	$14,878	$323	$24,904

Real estate - construction
Pass	$468,553	$396,658	$188,617	$185,466	$65,552	$26,911	$82,010	$-	$1,413,767
Special Mention	-	6,401	-	-	-	479	150	-	7,030
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	3,508	15,946	16,431	-	-	-	35,885
Total Real estate - construction	$468,553	$403,059	$192,125	$201,412	$81,983	$28,335	$82,161	$-	$1,457,628
Current-period gross write-offs	$-	$-	$-	$46	$-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$471,700	$369,455	$158,561	$439,521	$420,902	$741,250	$78,330	$2,397	$2,682,116
Special Mention	3,570	4,786	1,787	394	7,252	16,043	2,794	-	36,626
Substandard - Accruing	125	-	1,552	-	-	4,476	1,350	-	7,503
Substandard - Non-accrual	-	-	417	5,002	6,452	1,707	-	-	13,578
Total Owner-occupied commercial	$475,395	$374,241	$162,317	$444,917	$434,606	$763,476	$82,474	$2,397	$2,739,823
Current-period gross write-offs	$-	$3,478	$-	$-	$-	$560	$-	$-	$4,038

1-4 family mortgage
Pass	$323,633	$236,761	$105,279	$274,544	$168,885	$115,994	$423,365	$4,096	$1,652,557
Special Mention	-	160	173	40	2,681	1,397	4,685	-	9,136
Substandard - Accruing	-	-	-	-	-	402	178	-	580
Substandard - Non-accrual	395	1,101	109	5,059	969	1,014	705	88	9,440
Total 1-4 family mortgage	$324,028	$238,022	$105,561	$279,643	$172,535	$118,807	$428,933	$4,184	$1,671,713
Current-period gross write-offs	$-	$-	$-	$-	$-	$37	$266	$-	$303

Non-owner occupied commercial
Pass	$673,189	$648,847	$208,324	$1,293,147	$711,292	$872,833	$79,131	$2,277	$4,489,040
Special Mention	-	-	259	340	25,079	-	-	-	25,678
Substandard - Accruing	-	-	-	3,187	864	2,643	-	-	6,694
Substandard - Non-accrual	-	3,815	-	17,747	57,701	2,714	-	-	81,977
Total Non-owner occupied commercial	$673,189	$652,662	$208,583	$1,314,421	$794,936	$878,190	$79,131	$2,277	$4,603,389
Current-period gross write-offs	$-	$-	$-	$1,117	$47	$4	$-	$-	$1,168

Consumer
Pass	$29,354	$3,584	$1,578	$1,594	$594	$2,130	$38,009	$-	$76,843
Special Mention	-	-	-	-	23	-	21	-	44
Substandard - Accruing	-	-	-	-	-	21	-	-	21
Substandard - Non-accrual	-	-	-	15	-	700	-	-	715
Total Consumer	$29,354	$3,584	$1,578	$1,609	$617	$2,851	$38,030	$-	$77,623
Current-period gross write-offs	$-	$-	$-	$-	$-	$573	$134	$-	$707

Total Loans
Pass	$2,648,546	$1,982,821	$783,248	$2,414,250	$1,554,064	$1,978,961	$1,968,207	$34,340	$13,364,437
Special Mention	7,776	13,274	2,450	3,490	36,857	24,797	28,073	4,564	121,281
Substandard - Accruing	125	53	1,552	3,790	864	33,202	3,257	-	42,843
Substandard - Non-accrual	395	5,801	4,703	44,105	81,554	14,311	16,498	984	168,351
Total Loans	$2,656,842	$2,001,949	$791,953	$2,465,635	$1,673,339	$2,051,271	$2,016,035	$39,888	$13,696,912
Current-period gross write-offs	$-	$3,478	$669	$6,830	$1,972	$2,616	$15,278	$323	$31,166

Loans by performance status as of June 30, 2026 and December 31, 2025 were as follows:

June 30, 2026	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$3,228,489	$23,948	$3,252,437
Real estate - construction	1,529,417	35,087	1,564,504
Real estate - mortgage:
Owner-occupied commercial	2,758,964	22,411	2,781,375
1-4 family mortgage	1,674,692	11,031	1,685,723
Non-owner occupied commercial	5,045,895	77,740	5,123,635
Total real estate -mortgage	9,479,551	111,182	9,590,733
Consumer	70,079	736	70,815
Total	$14,307,536	$170,953	$14,478,489

December 31, 2025	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$3,119,879	$26,857	$3,146,736
Real estate - construction	1,421,743	35,885	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,726,245	13,578	2,739,823
1-4 family mortgage	1,661,950	9,763	1,671,713
Non-owner occupied commercial	4,521,412	81,977	4,603,389
Total real estate -mortgage	8,909,607	105,318	9,014,925
Consumer	76,854	769	77,623
Total	$13,528,083	$168,829	$13,696,912

Loans by past due status as of June 30, 2026 and December 31, 2025 were as follows:

June 30, 2026	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$815	$3,449	$43	$4,307	$23,905	$3,224,225	$3,252,437	$18,856
Real estate - construction	-	5,000	-	5,000	35,087	1,524,417	1,564,504	25,168
Real estate - mortgage:
Owner-occupied commercial	3,960	-	-	3,960	22,411	2,755,004	2,781,375	22,245
1-4 family mortgage	353	883	1,134	2,370	9,897	1,673,456	1,685,723	9,594
Non-owner occupied commercial	-	-	-	-	77,740	5,045,895	5,123,635	69,847
Total real estate -mortgage	4,313	883	1,134	6,330	110,048	9,474,355	9,590,733	101,686
Consumer	138	42	65	245	671	69,899	70,815	-
Total	$5,266	$9,374	$1,242	$15,882	$169,711	$14,292,896	$14,478,489	$145,710

December 31, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,001	$1,533	$101	$2,635	$26,756	$3,117,345	$3,146,736	$19,724
Real estate - construction	-	1,148	-	1,148	35,885	1,420,595	1,457,628	35,173
Real estate - mortgage:
Owner-occupied commercial	5,815	295	-	6,110	13,578	2,720,135	2,739,823	13,578
1-4 family mortgage	998	4,770	323	6,091	9,440	1,656,182	1,671,713	8,993
Non-owner occupied commercial	2,663	-	-	2,663	81,977	4,518,749	4,603,389	77,930
Total real estate -mortgage	9,476	5,065	323	14,864	104,995	8,895,066	9,014,925	100,501
Consumer	491	140	54	685	715	76,223	77,623	15
Total	$10,968	$7,886	$478	$19,332	$168,351	$13,509,229	$13,696,912	$155,413

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts the growth in gross domestic product (“GDP”) as a second loss driver for the majority of its loan pools. Consistent forecasts of the loss drivers are used across the loan segments.  At June 30, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects the growth rates of both national unemployment and national GDP to improve compared to the December 31, 2025 forecast.

The Company uses a loss-rate method to estimate expected credit losses for its commercial revolving lines of credit and credit card pools.  The commercial revolving lines of credit pool incorporates a probability of default (“PD”) and loss given default (“LGD”) modeling approach.  This approach involves estimating the average life of the pool and then using historical correlations of default and loss experience over time to calculate the lifetime PD and LGD.  These two inputs are then applied to the outstanding balance of the pool. The credit card pool incorporates a remaining life modeling approach, which utilizes an attrition-based method to estimate the remaining life of the pool.  A quarterly average loss rate is then calculated using the Company’s historical loss data. The model reduces the balance of the pool quarterly on a straight-line basis over the estimated life of the pool. The quarterly loss rate is multiplied by the outstanding balance at the end of each reporting period resulting in an estimated loss for each quarter. The sum of estimated losses for all quarters is the total calculated reserve for the pool.  Management has also applied the loss-rate method to C&I lines of credit and to credit cards due to their generally short-term nature.  An expected loss rate is applied based on internal and peer historical losses.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analysis. The qualitative adjustments either increase or decrease the quantitative model estimation.  The Company considers factors that are relevant within the qualitative framework, which include the following:  lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics of each loan portfolio segment is listed below:

Commercial and industrial loans include risks associated with the borrower’s cash flow, debt service coverage, and the borrower’s management expertise.  These loans are subject to the risk that the Company may have difficulty converting collateral to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. These commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated, obsolete or non-existent collateral, and changes in interest rates.

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

Real estate mortgage loans consist of loans secured by commercial and residential real estate.  Commercial real estate lending is dependent upon successful management, marketing and expense supervision necessary to maintain the property.  Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy.  Also, commercial real estate loans typically involve relatively large loan balances to a single borrower.  Residential real estate lending risks are generally less significant than those of other loans.  Real estate lending risks include fluctuations in the value of real estate, bankruptcies, economic downturns and borrower financial problems.

Consumer loans carry a moderate degree of risk compared to other loans.  They are generally more risky than traditional residential real estate loans but less risky than commercial loans.  Risk of default is usually dependent on the health of the local economy.  During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt.

The following table presents changes in the ACL, segregated by loan type, for the three and six months ended June 30, 2026 and 2025.

	Commercial,
	financial and	Real estate -	Owner-occupied	1-4 family	Non-owner	Real estate -
	agricultural	construction	commercial	mortgage	occupied commercial	mortgage	Consumer	Total

	(In Thousands)
	Three Months Ended June 30, 2026
Allowance for credit losses on Loans:
Balance at April 1, 2026	$59,508	$27,934	$18,440	$24,641	$40,379	$83,460	$3,003	$173,905
Charge-offs	(4,074)	(711)	-	(5)	-	(5)	(79)	(4,869)
Recoveries	667	-	390	4	2	396	59	1,122
Provision	1,144	6,204	(819)	258	5,126	4,565	(218)	11,695
Balance at June 30, 2026	$57,245	$33,427	$18,011	$24,898	$45,507	$88,416	$2,765	$181,853

	Three Months Ended June 30, 2025
Allowance for credit losses:
Balance at April 1, 2025	$52,518	$41,809	$21,330	$15,246	$31,853	$68,429	$2,278	$165,034
Charge-offs	(6,849)	-	(560)	(20)	-	(580)	(73)	(7,502)
Recoveries	959	-	1	-	-	1	58	1,018
Provision	6,394	4,614	156	(282)	336	210	191	11,409
Balance at June 30, 2025	$53,022	$46,423	$20,927	$14,944	$32,189	$68,060	$2,454	$169,959

	Six Months Ended June 30, 2026
Allowance for credit losses:
Balance at January 1, 2026	$63,620	$22,432	$18,833	$24,739	$38,971	$82,543	$3,088	$171,683
Charge-offs	(12,365)	(711)	-	(96)	-	(96)	(250)	(13,422)
Recoveries	845	-	390	4	2	396	94	1,335
Provision	5,145	11,706	(1,212)	251	6,534	5,573	(167)	22,257
Balance at June 30, 2026	$57,245	$33,427	$18,011	$24,898	$45,507	$88,416	$2,765	$181,853

	Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at January 1, 2025	$55,330	$38,597	$22,302	$14,096	$31,328	$67,726	$2,805	$164,458
Charge-offs	(9,263)	(46)	(3,351)	(51)	(750)	(4,152)	(133)	(13,594)
Recoveries	1,129	-	1	-	-	1	84	1,214
Provision	5,826	7,872	1,975	899	1,611	4,485	(302)	17,881
Balance at June 30, 2025	$53,022	$46,423	$20,927	$14,944	$32,189	$68,060	$2,454	$169,959

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses in the Consolidated Statements of Income. The ACL on unfunded commitments was $364,000 at June 30, 2026, and $572,000 at December 31, 2025. The benefit for unfunded commitments was ($283,000) and ($208,000) for the three and six months ended June 30, 2026, respectively. There was a $(113,000) benefit and a $47,000 provision expense for the three and six months ended June 30, 2025, respectively.

Loans that no longer share similar risk characteristics with their respective collectively evaluated pools are estimated on an individual basis. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as of June 30, 2026 and December 31, 2025:

		Accounts				ACL
June 30, 2026	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$10,725	$1,277	$2,700	$28,917	$43,619	$10,755
Real estate - construction	34,273	-	-	944	35,217	11,793
Real estate - mortgage:
Owner-occupied commercial	28,367	-	-	-	28,367	165
1-4 family mortgage	9,789	-	108	-	9,897	303
Non-owner occupied commercial	80,952	-	-	875	81,827	8,172
Total real estate - mortgage	119,108	-	108	875	120,091	8,640
Consumer	-	-	-	671	671	671
Total	$164,106	$1,277	$2,808	$31,407	$199,598	$31,859

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,792	$2,247	$2,763	$30,235	$54,037	$17,465
Real estate - construction	35,946	-	-	944	36,890	712
Real estate - mortgage:
Owner-occupied commercial	21,076	-	-	76	21,152	-
1-4 family mortgage	9,887	-	109	-	9,996	446
Non-owner occupied commercial	87,917	-	-	875	88,792	5,434
Total real estate - mortgage	118,880	-	109	951	119,940	5,880
Consumer	-	-	15	721	736	721
Total	$173,618	$2,247	$2,887	$32,851	$211,603	$24,778

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$-	$-	$-	$-	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	1,415	-	1,415	0.01%
1-4 family mortgage	-	58	-	58	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$-	$1,473	$-	$1,473	0.01%

	Six Months Ended June 30, 2026
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$3,288	$7,363	$-	$10,651	0.07%
Real estate - construction	-	945	-	945	0.01%
Owner-occupied commercial	-	3,572	-	3,572	0.02%
1-4 family mortgage	175	460	-	635	-%
Non-owner occupied commercial	-	-	1,053	1,053	0.01%
Total	$3,463	$12,340	$1,053	$16,856	0.11%

	Three Months Ended June 30, 2025
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$494	$-	$-	$494	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	-	-	-	-%
1-4 family mortgage	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$494	$-	$-	$494	-%

	Six Months Ended June 30, 2025
		Payment Deferral
	Term	and Term			Percentage of
	Extensions	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$494	$-	$-	$494	-%
Real estate - construction	-	-	-	-	-%
Owner-occupied commercial	-	11,105	-	11,105	0.08%
1-4 family mortgage	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-%
Total	$494	$11,105	$-	$11,599	0.08%

The following table summarizes the financial impact of loan modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	-	$-
Real estate - construction	-	-
Owner-occupied commercial	6	68
1-4 family mortgage	3	-
Non-owner occupied commercial	-	-

	Six Months Ended June 30, 2026
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 12	$116
Real estate - construction	4	25
Owner-occupied commercial	4 to 6	168
1-4 family mortgage	3 to 7	17
Non-owner occupied commercial	-	-

	Three Months Ended June 30, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3	$-
Real estate - construction	-	-
Owner-occupied commercial	-	-
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

	Six Months Ended June 30, 2025
	Term Extensions (In months)	Total Payment Deferral (In Thousands)
Commercial, financial and agricultural	3	$-
Real estate - construction	-	-
Owner-occupied commercial	3	132
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

There was one loan modified on or after June 30, 2025 that was past due greater than 30 days or on nonaccrual as of June 30, 2026.

As of June 30, 2026, the Company had no loans made to borrowers experiencing financial difficulty that were modified during the first or second quarters of 2026 that subsequently defaulted. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms of up to 14 years. At June 30, 2026, the Company had lease right-of-use assets and lease liabilities totaling $26.2 million and $27.4 million, respectively, compared to $22.0 million and $23.1 million, respectively, at December 31, 2025, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

June 30, 2026
(In Thousands)
2026 (remaining)	$3,026
2027	5,599
2028	4,387
2029	3,859
2030	3,376
Thereafter	12,003
Total lease payments	32,250
Less: imputed interest	(4,898)
Present value of operating lease liabilities	$27,352

As of June 30, 2026, the weighted average remaining term of operating leases and the weighted average discount rate used in the measurement of operating lease liabilities was 7.6 years and 3.93%, respectively, compared to 7.6 years and 3.81%, respectively, as of June 30, 2025.

Operating cash flows related to leases were $1.6 million and $3.1 million for the three and six months ended June 30, 2026, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively.

Lease costs during the three and six months ended June 30, 2026 and June 30, 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease cost	$1,571	$1,491
Short-term lease cost	7	18
Variable lease cost	235	225
Sublease income	(6)	(5)
Net lease cost	$1,807	$1,729

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$3,088	$2,982
Short-term lease cost	15	34
Variable lease cost	465	452
Sublease income	(11)	(11)
Net lease cost	$3,557	$3,457

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $803,000 and $1.6 million for the three and six months ended June 30, 2026, respectively, and $836,000 and $1.7 million for the three and six months ended June 30, 2025, respectively.

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

The following table summarizes stock option activity during the six months ended June 30, 2026 and 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Six Months Ended June 30, 2026:
Outstanding at January 1, 2026	48,500	$31.92	2.0	$1,933
Exercised	(20,000)	29.05	1.2	1,154
Forfeited	(5,500)	32.75	0.8	297
Outstanding at June 30, 2026	23,000	$34.22	2.0	$1,208

Exercisable at June 30, 2026	23,000	$34.22	2.0	$1,208

Six Months Ended June 30, 2025:
Outstanding at January 1, 2025	80,450	$26.03	1.9	$4,723
Exercised	(27,950)	16.80	-	1,697
Outstanding at June 30, 2025	52,500	$30.95	2.3	$2,444

Exercisable at June 30, 2025	52,500	$30.95	2.3	$2,444

As of June 30, 2026, there were no unvested options.

Restricted Stock and Performance Shares

The Company grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of June 30, 2026, there was $6.8 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized evenly over the weighted average vesting period of 2.6 years for unvested restricted stock.

The Company grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The Compensation Committee determined that beginning with the grants in 2026, it would use the metrics of increase in tangible book value per share plus dividends, along with a relative TSR modifier, over a three-year performance period beginning on January 1st of the year of the grant to determine the number of performance shares earned. These metrics were used to make grants to the participants in early 2026. As of June 30, 2026, there was $2.0 million of total unrecognized compensation cost related to unvested performance shares. As of June 30, 2026, unvested performance shares had a weighted average remaining time to vest of 2.7 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2026:
Unvested at January 1, 2026	139,413	$72.15	30,092	$70.45
Granted	43,179	81.83	10,425	85.26
Vested	(27,439)	65.83	-	-
Forfeited	(8,987)	77.89	(1,903)	78.73
Unvested at June 30, 2026	146,166	$75.84	38,614	$74.04

Six Months Ended June 30, 2025:
Unvested at January 1, 2025	145,837	$66.35	30,065	$70.45
Granted	31,756	84.82	6,316	84.64
Additional performance share attainment	-	-	290	89.68
Vested	(34,299)	61.51	(5,813)	75.28
Forfeited	(1,266)	79.02	(1,295)	57.52
Unvested at June 30, 2025	142,028	$71.54	29,563	$73.29

NOTE 8 - DEPOSITS

Deposits at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Noninterest-bearing demand	$2,995,402	$2,684,272
Interest-bearing checking	10,192,590	10,034,713
Savings	109,714	110,298
Time deposits, $250,000 and under	333,495	369,855
Time deposits, over $250,000	917,529	1,019,896
	$14,548,730	$14,219,034

The scheduled maturities of time deposits at June 30, 2026 were as follows:

(In Thousands)
2026 (remaining)	$1,069,089
2027	162,897
2028	5,171
2029	8,820
2030	4,753
Thereafter	294
Total	$1,251,024

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2026 and December 31, 2025 were not material.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, including additional disaggregation within the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. Entities may apply the guidance either prospectively or retrospectively. In our Quarterly Report on Form 10‑Q for the period ending September 30, 2025, we previously disclosed that we had planned to adopt ASU 2023‑09 using a retrospective transition method. Upon further evaluation of the implementation considerations and in light of the optional transition methods permitted under ASU 2023‑09, management determined that prospective application would provide better decision-making information and reduce implementation complexity. Accordingly, effective January 1, 2025, the Company applied ASU 2023‑09 prospectively, and the enhanced income tax disclosures required by the ASU were first reflected in our Annual Report on Form 10‑K for the year ending December 31, 2025.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses - Purchased Loans. The amendment expands the population of acquired financial assets accounted for using the gross-up approach and aims to enhance comparability and consistency, and better reflect the economics of acquiring financial assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period in which financial statements have not been issued or made available for issuance. We will adopt the amendment, but it will have no impact on current assets.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of June 30, 2026 was 0% to 80% and 30.3%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 0% to 70% and 17.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $9.5 million and $19.2 million during the three and six months ended June 30, 2026, respectively, and $1.2 million and $3.6 million during the three and six months ended June 30, 2025, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of June 30, 2026 was 10% to 87% and 28.1%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 10% to 27% and 23.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. A net gain (loss) on the sale and write-downs of OREO and repossessed assets of ($61,000) and ($83,000) was recognized for the three and six months ended June 30, 2026, respectively, and ($17,000) and $301,000 for the three and six months ended June 30, 2025. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were three residential real estate loans with an aggregate balance of $2.0 million foreclosed and classified as OREO as of June 30, 2026, compared to five residential real estate loan foreclosures for $2.5 million as of December 31, 2025.

There were seven residential real estate loans with a balance of $1.7 million in the process of foreclosure as of June 30, 2026, compared to one residential real estate loan foreclosure for $171,000 as of December 31, 2025.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. There were no liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$430,922	$-	$-	$430,922
Mortgage-backed securities	-	162,131	-	162,131
State and municipal securities	-	9,817	-	9,817
Corporate debt	-	392,181	-	392,181
Total available-for-sale debt securities	430,922	564,129	-	995,051
Total assets at fair value	$430,922	$564,129	$-	$995,051

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$522,923	$-	$-	$522,923
Mortgage-backed securities	-	133,304	-	133,304
State and municipal securities	-	9,809	-	9,809
Corporate debt	-	402,789	-	402,789
Total available-for-sale debt securities	522,923	545,902	-	1,068,825
Total assets at fair value	$522,923	$545,902	$-	$1,068,825

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$167,739	$167,739
Other real estate owned and repossessed assets	-	-	4,834	4,834
Total assets at fair value	$-	$-	$172,573	$172,573

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$186,825	$186,825
Other real estate owned and repossessed assets	-	-	2,583	2,583
Total assets at fair value	$-	$-	$189,408	$189,408

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the six months ended June 30, 2026, there were no transfers out of Level 3 into Level 2.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or nonrecurring basis as of June 30, 2026 and December 31, 2025 were as follows:

June 30, 2026	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and due from banks	$115,442	$115,442	$115,442	$-	$-
Interest-bearing balances due from depository institutions	1,089,592	1,089,592	1,089,592	-	-
Securities purchased with agreement to resell	250,439	250,439	250,439	-	-
Federal funds sold	1,000	1,000	-	1,000	-
Held to maturity U.S. Treasury securities	249,730	240,710	240,710	-	-
Held to maturity debt securities	385,750	349,570	-	348,070	1,500
Mortgage loans held for sale	14,886	14,886	-	14,886	-
Restricted equity securities	12,475	12,475	-	12,475	-
Loans, net	14,296,636	14,123,112	-	-	14,123,112
Financial Liabilities:
Deposits	$14,548,730	$14,544,901	$-	$14,544,901	$-
Federal funds purchased	1,579,388	1,579,388	-	1,579,388	-
Other borrowings	34,750	31,571	-	31,571	-

December 31, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and due from banks	$95,127	$95,127	$95,127	$-	$-
Interest-bearing balances due from depository institutions	1,026,607	1,026,607	1,026,607	-	-
Securities purchased with agreement to resell	498,910	498,910	498,910	-	-
Federal funds sold	6,052	6,052	-	6,052	-
Held to maturity U.S. Treasury securities	249,621	240,032	240,032	-	-
Held to maturity debt securities	410,455	376,503	-	376,003	500
Mortgage loans held for sale	11,744	11,744	-	11,744	-
Restricted equity securities	12,203	12,203	-	12,203	-
Loans, net	13,525,229	13,267,169	-	-	13,267,169
Financial Liabilities:
Deposits	$14,219,034	$14,217,711	$-	$14,217,711	$-
Federal funds purchased	1,471,628	1,471,628	-	1,471,628	-
Other borrowings	34,750	31,258	-	31,258	-

NOTE 13 - SEGMENT REPORTING

The Bank’s revenue is primarily derived from the business of banking. The Bank’s financial performance is monitored on consolidated basis by senior management, which is considered to be the Bank’s chief operating decision maker (“CODM”). Senior Management includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; and Executive Vice President, Chief Operating Officer. Financial performance is reported to the CODM monthly, and the primary measure of performance is net income, net interest income, noninterest income, and key operating expenses. The allocation of resources throughout the Bank is based on consolidated profitability and efficiency metrics. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Bank’s consolidated balance sheets and consolidated statements of income. Additionally, the Bank’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, third-party processing and other services, and professional services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025 and consolidated statements of income for the three and six months ended June 30, 2026 and June 30, 2025.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of those factors are beyond our ability to control or predict. These factors include, but are not limited to: general economic conditions, especially in the credit markets and in the Southeast; the impact of tariffs, trade wars and other conflicts on general economic conditions; performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued or re-emerging inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; and increased competition from both banks and nonbank financial institutions. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, “Forward-Looking Statements” and “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q and our other U.S. Securities and Exchange Commission (“SEC”) filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

Business

We are a bank holding company under the Bank Holding Company Act of 1956 and are headquartered in Birmingham, Alabama. Our wholly-owned subsidiary, ServisFirst Bank, an Alabama banking corporation, provides commercial banking services through full-service banking offices located in Alabama, Florida, Georgia, North and South Carolina, Tennessee, Texas and Virginia. The Bank recently entered the Houston, Texas market with plans of opening a new office there in the coming weeks. Through the Bank, we originate commercial, consumer and other loans and accept deposits, provide electronic banking services, such as online and mobile banking, including remote deposit capture, deliver treasury and cash management services and provide correspondent banking services to other financial institutions.

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

Second Quarter Highlights

●	Diluted earnings per common share of $1.57 for the second quarter of 2026, an increase of 40.2%, from the second quarter of 2025.
●	Average loans of $14.22 billion for the second quarter of 2026, an increase of $1.21 billion, or 9.3%, from the second quarter of 2025.
●	Average deposits of $14.32 billion for the second quarter of 2026, an increase of $423.0 million, or 3.0%, from the second quarter of 2025.
●	Net interest income of $155.6 million for the second quarter of 2026, increased $23.9 million, or 18.2%, from the second quarter of 2025.
●	Net interest margin of 3.63% for second quarter of 2026, increased 53 basis points from 3.10% in the second quarter of 2025.

Overview

As of June 30, 2026, we had consolidated total assets of $18.35 billion, an increase of $618.3 million, or 3.5%, from $17.73 billion at December 31, 2025. Total loans were $14.48 billion at June 30, 2026, an increase of $781.6 million, or 5.7%, from $13.70 billion at December 31, 2025. Total deposits were $14.55 billion at June 30, 2026, an increase of $329.7 million, or 2.3%, from $14.22 billion at December 31, 2025. Noninterest-bearing demand deposits comprised most of the increase in deposits, increasing by $311.1 million.

We reported net income and net income available to common stockholders of $85.8 million for the quarter ended June 30, 2026, compared to net income and net income available to common stockholders of $61.4 million for the second quarter of 2025. Basic and diluted earnings per common share were both $1.57 for the three months ended June 30, 2026, compared to $1.12 in the corresponding period in 2025.

Net income was $168.8 million and net income available to common stockholders was $168.7 million for the six months ended June 30, 2026, compared to net income and net income available to common stockholders of $124.6 million for the six months ended June 30, 2025. Basic and diluted earnings per common share were both $3.09 for the six months ended June 30, 2026, compared to $2.28 for both for the corresponding period in 2025. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents select ratios of our results of operations for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on average assets	1.91%	1.40%	1.90%	1.42%
Return on average common stockholders' equity	17.71%	14.56%	17.81%	15.08%
Dividend payout ratio	24.24%	29.83%	24.64%	29.39%
Net interest margin (1)	3.63%	3.10%	3.58%	3.01%
Efficiency ratio (2)	29.65%	33.46%	29.72%	34.22%
Average stockholders' equity to average total assets	10.78%	9.59%	10.68%	9.43%

(1)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities, divided by average earning assets.

(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At June 30, 2026, we had $1.0 million in federal funds sold, compared to $6.1 million at December 31, 2025. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At June 30, 2026, we had $1.08 billion in balances at the Federal Reserve, compared to $1.00 billion at December 31, 2025. At June 30, 2026, we had $250.4 million in securities purchased under agreements to resell, compared to $498.9 million at December 31, 2025.

Securities

Debt securities available-for-sale totaled $995.1 million at June 30, 2026 and $1.07 billion at December 31, 2025. During the three months ended June 30, 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost base of $70.5 million, and recorded a pre-tax loss of $8.6 million as a result of our portfolio restructuring during 2025. Debt securities held to maturity totaled $635.5 million at June 30, 2026 and $660.1 million at December 31, 2025. We had paydowns of $44.6 million on mortgage-backed securities and government agencies, maturities of $90.4 million on municipal bonds and treasury securities, and calls of $47.5 million on corporate securities during the six months ended June 30, 2026. We purchased $50.0 million in mortgage-backed securities and $33.7 million in corporate securities during the six months ended June 30, 2026. For a tabular presentation of debt securities available for sale and held to maturity at June 30, 2026 and December 31, 2025, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All debt securities in an unrealized loss position as of June 30, 2026 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

We do not invest in collateralized debt obligations. As of June 30, 2026, we had $392.2 million of bank and bank holding company-issued debt. All such bonds, if rated, were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment, and all other corporate bonds held were rated A‑1 or better by Standard & Poor’s or Moody’s at the time of purchase The total investment portfolio has a combined average credit rating of AA as of June 30, 2026.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law was $1.17 billion and $1.23 billion as of June 30, 2026 and December 31, 2025, respectively.

Loans

At June 30, 2026, we had total loans of $14.48 billion, an increase of $781.6 million, or 5.7%, from $13.70 billion at December 31, 2025. The majority of this growth occurred in non-owner occupied commercial loans, increasing $520.2 million, or 11.3% since December 31, 2025.

The following table details our loan portfolio and the percentage composition by type at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,252,437	$3,146,736
Real estate - construction	1,564,504	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,781,375	2,739,823
1-4 family mortgage	1,685,723	1,671,713
Non-owner occupied commercial	5,123,635	4,603,389
Total real estate - mortgage	9,590,733	9,014,925
Consumer	70,815	77,623
Total Loans	14,478,489	13,696,912
Less: Allowance for credit losses	(181,853)	(171,683)
Net Loans	$14,296,636	$13,525,229

Commercial, financial and agricultural	22.46%	22.97%
Real estate - construction	10.81	10.64
Real estate - mortgage:
Owner-occupied commercial	19.21	20.00
1-4 family mortgage	11.64	12.21
Non-owner occupied commercial	35.39	33.61
Total real estate - mortgage	66.24	65.82
Consumer	0.49	0.57
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at June 30, 2026 as segregated by industry concentrations based on North American Industry Classification System:

	June 30, 2026
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$613,973	7.7%
Other Services (except Public Administration)	309,515	3.9
Health Care and Social Assistance	294,948	3.7
Accommodation and Food Services	277,337	3.5
Manufacturing	203,137	2.6
Professional, Scientific, and Technical Services	187,044	2.4
Real Estate and Rental and Leasing	155,870	2.0
Wholesale Trade	160,869	2.0
All Other Owner Occupied Real Estate	578,682	7.3
Total Owner Occupied Real Estate	$2,781,375	35.1%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,401,264	17.7%
Shopping or Retail Center	776,372	9.8
Hotel or Motel	626,656	7.9
Office Building	574,295	7.3
Nursing Home or Assisted Living Facility	512,808	6.5
Office Warehouse	228,180	2.9
Warehouse	187,448	2.4
Self-Storage Facility	212,441	2.7
Gas Station or Convenience Store	116,750	1.5
Restaurant	77,599	1.0
All Other Income Property	409,822	5.2
Total Non-Owner Occupied Real Estate	$5,123,635	64.9%
Total Commercial Real Estate	$7,905,010	100.0%

The table below summarizes the Company’s commercial real estate portfolio at June 30, 2026 as segregated by geographic region in which the property is located:

	June 30, 2026
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,382,447	30.1%
Florida	2,094,114	26.5
Georgia	953,166	12.1
North Carolina	320,977	4.1
South Carolina	375,167	4.7
Tennessee	652,734	8.3
Texas	311,185	3.9
Virginia	148,178	1.9
Other	667,042	8.4
Total commercial real estate loans	$7,905,010	100.0%

Asset Quality

We assess the adequacy of our ACL at the end of each calendar quarter. The level of ACL is based on our evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. We believe the ACL is adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, we utilize a discounted cash flow, probability of default / loss given default or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter and are dependent on the current economic environment among other factors. See “Note 1 – General” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. We consider factors that are relevant within the qualitative framework, which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

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

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the three and six months ended June 30, 2026 and 2025.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$14,478,489	$13,232,560	$14,478,489	$13,232,560
Average loans outstanding, net of unearned income	$14,224,521	$13,010,105	$14,005,688	$12,859,947
Allowance for credit losses at beginning of period	173,905	165,034	171,683	164,458
Charge-offs:
Commercial, financial and agricultural loans	4,074	6,849	12,365	9,263
Real estate - construction	711	-	711	46
Real estate - mortgage	5	580	96	4,152
Consumer loans	79	73	250	133
Total charge-offs	4,869	7,502	13,422	13,594
Recoveries:
Commercial, financial and agricultural loans	667	959	845	1,129
Real estate - construction	-	-	-	-
Real estate - mortgage	396	1	396	1
Consumer loans	59	58	94	84
Total recoveries	1,122	1,018	1,335	1,214
Net charge-offs	3,747	6,484	12,087	12,380
Provision for credit losses on loans	11,695	11,409	22,257	17,881
Allowance for credit losses on loans at period end	$181,853	$169,959	$181,853	$169,959
Allowance for credit losses on loans to period end loans	1.26%	1.28%	1.26%	1.28%
Net charge-offs to average loans	0.11%	0.20%	0.17%	0.19%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

		Percentage of loans
		in each category
June 30, 2026	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$57,245	22.46%
Real estate - construction	33,427	10.81%
Owner-occupied commercial	18,011	19.21%
1-4 family mortgage	24,898	11.64%
Non-owner occupied commercial	45,507	35.39%
Consumer	2,765	0.49%
Total	$181,853	100.00%

		Percentage of loans
		in each category
December 31, 2025	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$63,620	22.97%
Real estate - construction	22,432	10.64%
Owner-occupied commercial	18,833	20.00%
1-4 family mortgage	24,739	12.21%
Non-owner occupied commercial	38,971	33.61%
Consumer	3,088	0.57%
Total	$171,683	100.00%

Nonperforming Assets

Total nonperforming loans at June 30, 2026, which include nonaccrual loans and loans 90 or more days past due and still accruing, increased $2.1 million, or 1.3%, to $171.0 million from $168.8 million at December 31, 2025. Of this total, nonaccrual loans of $169.7 million at June 30, 2026 represented a net increase of $1.4 million from nonaccrual loans at December 31, 2025. The majority of the increase in non-performing assets is attributable to two relationships, both of which are secured by real estate. Excluding credit card accounts, there were four loans 90 or more days past due and still accruing totaling $1.1 million at June 30, 2026, compared to two loans totaling $323,000 at December 31, 2025. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2026 and 2025 were $1.5 million and $494,000, respectively.

The following table details our nonperforming assets at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$23,905	58	$26,756	55
Real estate - construction	35,087	9	35,885	8
Real estate - mortgage:
Owner-occupied commercial	22,411	26	13,578	17
1-4 family mortgage	9,897	36	9,440	34
Non-owner occupied commercial	77,740	13	81,977	13
Total real estate - mortgage	110,048	75	104,995	64
Consumer	671	1	715	2
Total Nonaccrual loans:	$169,711	143	$168,351	129

90+ days past due and accruing:
Commercial, financial and agricultural	$43	3	$101	10
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,134	4	323	2
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	1,134	4	323	2
Consumer	65	21	54	28
Total 90+ days past due and accruing:	$1,242	28	$478	40

Total Nonperforming Loans:	$170,953	171	$168,829	169

Plus: Other real estate owned and repossessions	4,834	9	2,583	9
Total Nonperforming Assets	$175,787	180	$171,412	178

Ratios:
Nonperforming loans to total loans	1.18%		1.23%
Nonperforming assets to total loans plus other real estate owned and repossessions	1.21%		1.25%
Nonperforming assets plus restructured accruing loans to total loans plus other real estate owned and repossessions	1.21%		1.25%

OREO and repossessed assets at June 30, 2026 were $4.8 million, an increase of $2.3 million, or 87.1%, from $2.6 million at December 31, 2025. The following table summarizes OREO and repossessed asset activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Balance at beginning of period	$2,583	$2,531
Transfers from loans and capitalized expenses	2,876	235
Proceeds from sales	(542)	(2,756)
Write-downs / net gain (loss) on sales	(83)	301
Balance at end of period	$4,834	$311

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At June 30, 2026, our total deposits were $14.55 billion, an increase of $329.7 million, or 2.3%, from $14.22 billion at December 31, 2025.

The following table summarizes balances of our deposits and the percentage of each type to the total at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Noninterest-bearing demand	$2,995,402	20.59%	$2,684,272	18.88%
Interest-bearing demand	2,190,878	15.06%	2,449,158	17.22%
Money market	8,001,712	55.00%	7,585,555	53.35%
Savings	109,714	0.75%	110,298	0.78%
Time deposits, $250,000 and under	333,495	2.29%	369,855	2.60%
Time deposits, over $250,000	917,529	6.31%	1,019,896	7.17%
	$14,548,730	100.00%	$14,219,034	100.00%

At June 30, 2026 and December 31, 2025, we estimate that we had approximately $9.68 billion and $9.69 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2026 and 2025 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Portion of Time Deposits in Excess of Insurance Limit
June 30, 2026
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)
3 months or less	$181,586
Over 3 months through 6 months	98,446
Over 6 months through 12 months	80,606
Over 12 months	14,315
Total	$374,953

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.58 billion and $1.47 billion at June 30, 2026 and December 31, 2025, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 3.74% for the quarter ended June 30, 2026. Other borrowings consist of $34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes can be prepaid at any time.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At June 30, 2026, our liquid assets, represented by cash and due from banks, federal funds sold, securities purchased with agreements to resell and unpledged available-for-sale and held-to-maturity debt securities, totaled $1.72 billion. The Bank had loans pledged to both the Federal Home Loan Bank and the Federal Reserve Bank of Atlanta, which provided approximately $3.40 billion and $2.56 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.59 billion in available funding for brokered deposits. Additionally, the Bank had approximately $312.0 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

Our management meets on a quarterly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. In addition, we have issued debt as described above under “Other borrowings” and have various other sources of liquidity as discussed herein. We believe these sources of funding are adequate to meet both our immediate (within the next 12 months) and our longer term anticipated funding needs. However, we may need additional funding if we are able to maintain our current growth rate into the future.

We are subject to general FDIC guidelines that require a minimum level of liquidity. Management believes our liquidity ratios meet or exceed these guidelines.

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $18.01 billion and $17.89 billion, respectively, for the three and six months ended June 30, 2026.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	16.2%	14.9%	15.6%	14.7%
Interest-bearing	63.3	63.8	64.4	63.6
Federal funds purchased	8.6	10.5	8.8	10.9
Long term debt and other borrowings	0.2	0.4	0.2	0.4
Other liabilities	0.9	0.7	0.3	0.8
Equity capital	10.8	9.7	10.7	9.6
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	79.0%	73.9%	78.4%	72.8%
Securities	9.2	11.2	9.4	11.1
Interest-bearing balances with banks	5.4	11.1	5.6	12.7
Federal funds sold	2.1	0.7	2.4	0.4
Other assets	4.3	3.1	4.2	3.0
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders' equity attributable to us at June 30, 2026 was $1.98 billion, or 10.78% of total assets. At December 31, 2025, total stockholders' equity attributable to us was $1.85 billion, or 10.44% of total assets.

As of June 30, 2026, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of June 30, 2026.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of June 30, 2026, December 31, 2025 and June 30, 2025:

	Actual		For Basel III Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026	(Dollars in Thousands)
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,966,827	11.83%	$748,419	4.50%	N/A	N/A
ServisFirst Bank	1,996,344	12.00%	748,357	4.50%	$1,080,960	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,967,327	11.83%	997,893	6.00%	N/A	N/A
ServisFirst Bank	1,996,844	12.01%	997,809	6.00%	1,330,413	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,177,343	13.09%	1,330,523	8.00%	N/A	N/A
ServisFirst Bank	2,179,061	13.10%	1,330,413	8.00%	1,663,016	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,967,327	10.93%	720,023	4.00%	N/A	N/A
ServisFirst Bank	1,996,844	11.09%	720,064	4.00%	900,080	5.00%

As of December 31, 2025
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,838,024	11.65%	$709,755	4.50%	N/A	N/A
ServisFirst Bank	1,866,335	11.83%	709,698	4.50%	$1,025,119	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,838,524	11.66%	946,340	6.00%	N/A	N/A
ServisFirst Bank	1,866,835	11.84%	946,264	6.00%	1,261,685	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,038,579	12.93%	1,261,787	8.00%	N/A	N/A
ServisFirst Bank	2,039,090	12.93%	1,261,685	8.00%	1,577,107	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,838,524	10.26%	717,027	4.00%	N/A	N/A
ServisFirst Bank	1,866,835	10.41%	716,995	4.00%	896,244	5.00%

As of June 30, 2025
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,723,922	11.38%	$681,869	4.50%	N/A	N/A
ServisFirst Bank	1,783,330	11.77%	681,818	4.50%	$984,848	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,724,422	11.38%	909,159	6.00%	N/A	N/A
ServisFirst Bank	1,783,830	11.77%	909,091	6.00%	1,212,121	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,941,783	12.81%	1,212,212	8.00%	N/A	N/A
ServisFirst Bank	1,954,444	12.90%	1,212,121	8.00%	1,515,151	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,724,422	9.78%	705,531	4.00%	N/A	N/A
ServisFirst Bank	1,783,830	10.11%	705,511	4.00%	881,889	5.00%

* This column reflects the minimum capital ratios under Basel III and does not include the 2.5% capital conservation buffer.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit beyond current fundings, credit card arrangements, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in those particular financial arrangements. All such financial instruments bear interest at variable rates and we have no such financial instruments that bear interest at fixed rates.

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

Financial instruments whose unfunded contract amounts represent credit risk at June 30, 2026 are as follows:

June 30, 2026
(In Thousands)
Commitments to extend credit	$3,887,728
Credit card arrangements	412,127
Standby letters of credit	94,977
$4,394,832

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

Results of Operations

Summary of Net Income

We reported net income and net income available to common stockholders of $85.8 million for the quarter ended June 30, 2026, compared to net income and net income available to common stockholders of $61.4 million for the second quarter of 2025. Net income was $168.8 million and net income available to common stockholders was $168.7 million for the six months ended June 30, 2026, compared to net income and net income available to common stockholders of $124.6 million for the six months ended June 30, 2025. The increase in net income for both the three and six months ended June 30, 2026 compared to 2025 was driven by growth in both net interest income and noninterest income, adjusted for $8.6 million of securities losses in the second quarter of 2025.

Basic and diluted earnings per common share were both $1.57 for the three months ended June 30, 2026, compared to $1.12 in the corresponding period in 2025. Basic and diluted earnings per common share were both $3.09 for the six months ended June 30, 2026, compared to $2.28 for both in the corresponding period in 2025. Return on average assets for the three and six months ended June 30, 2026 was 1.91% and 1.90% compared to 1.40% and 1.42%, respectively, for the corresponding periods in 2025. Return on average common stockholders' equity for the three and six months ended June 30, 2026 was 17.71% and 17.81%, respectively, compared to 14.56% and 15.08%, respectively, for the corresponding periods in 2025.

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

Taxable-equivalent net interest income increased $24.4 million, or 18.5%, to $156.1 million for the three months ended June 30, 2026 compared to $131.8 million for the corresponding period in 2025, and increased $49.0 million, or 19.2%, to $304.4 million for the six months ended June 30, 2026 compared to $255.4 million for the corresponding period in 2025. The taxable-equivalent yield on interest-earning assets increased to 5.82% for the three months ended June 30, 2026 from 5.80% for the corresponding period in 2025, and increased to 5.79% for the six months ended June 30, 2026 from 5.76% for the corresponding period in 2025. The yield on loans for the three months ended June 30, 2026 was 6.23% compared to 6.37% for the corresponding period in 2025, and 6.21% compared to 6.34% for the six months ended June 30, 2026 and June 30, 2025, respectively. The cost of total interest-bearing liabilities decreased to 2.91% for the three months ended June 30, 2026 compared to 3.50% for the corresponding period in 2025, and decreased to 2.88% for the six months ended June 30, 2026 from 3.55% for the corresponding period in 2025. Net interest margin for the three months ended June 30, 2026 was 3.63% compared to 3.10% for the corresponding period in 2025, and 3.58% for the six months ended June 30, 2026 compared to 3.01% for the corresponding period in 2025.

The Federal Reserve Bank’s targeted federal funds rate was 4.25 – 4.50% at June 30, 2025 compared to its current range as of June 30, 2026 of 3.50 – 3.75%.

The following tables show, for the three and six months ended June 30, 2026 and June 30, 2025, the average balances of each principal category of our assets, liabilities and stockholders' equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2026			2025
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$14,198,439	$218,652	6.18%	$12,979,759	$206,040	6.37%
Tax-exempt (3)	26,082	2,408	37.03	30,346	417	5.51
Total loans, net of unearned income	14,224,521	221,060	6.23	13,010,105	206,457	6.37
Mortgage loans held for sale	13,327	176	5.30	11,739	153	5.23
Debt securities:
Taxable	1,657,378	15,821	3.82	1,965,089	16,562	3.37
Tax-exempt (3)	444	6	5.41	492	6	4.88
Total debt securities (4)	1,657,822	15,827	3.82	1,965,581	16,568	3.37
Federal funds sold and securities with agreement to resell	372,645	4,147	4.46	124,303	1,592	5.14
Restricted equity securities	12,456	199	6.41	12,146	201	6.64
Interest-bearing balances with banks	964,808	8,977	3.73	1,952,479	21,754	4.47
Total interest-earning assets	$17,245,579	$250,386	5.82%	$17,076,353	$246,725	5.80%
Noninterest-earning assets:
Cash and due from banks	96,648			109,506
Net fixed assets and equipment	63,303			59,944
Allowance for credit losses, accrued interest and other assets	606,506			380,700
Total assets	$18,012,036			$17,626,503

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,050,758	$8,642	1.69%	$2,222,000	$9,860	1.78%
Savings deposits	112,077	394	1.41	101,506	413	1.63
Money market accounts	7,956,884	60,051	3.03	7,616,747	69,739	3.67
Time deposits	1,274,496	10,353	3.26	1,321,404	13,476	4.09
Total interest-bearing deposits	11,394,215	79,440	2.80	11,261,657	93,488	3.33
Federal funds purchased	1,549,520	14,455	3.74	1,855,860	20,773	4.49
Other borrowings	34,750	348	4.02	64,750	687	4.26
Total interest-bearing liabilities	$12,978,485	$94,243	2.91%	$13,182,267	$114,948	3.50%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,923,956			2,633,552
Other liabilities	167,024			119,829
Stockholders' equity	1,944,735			1,716,232
Accumulated other comprehensive loss	(2,164)			(25,377)
Total liabilities and stockholders' equity	$18,012,036			$17,626,503
Net interest income		$156,143			$131,777
Net interest spread			2.91%			2.30%
Net interest margin			3.63%			3.10%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $4,763 and $4,430 are included in interest income in the second quarter of 2026 and 2025, respectively.
(2)	Amortization of acquired loan premiums of $48 and $51 is included in interest income in 2026 and 2025, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(3,061) and $(34,084) are excluded from the yield calculation in the second quarter of 2026 and 2025, respectively.

	For the Three Months Ended June 30,
	2026 Compared to 2025 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$18,907	$(6,295)	$12,612
Tax-exempt	(67)	2,058	1,991
Total loans, net of unearned income	18,840	(4,237)	14,603
Mortgages held for sale	21	2	23
Debt securities:
Taxable	(2,779)	2,038	(741)
Tax-exempt	(1)	1	-
Total debt securities	(2,780)	2,039	(741)
Federal funds sold	2,790	(235)	2,555
Restricted equity securities	5	(7)	(2)
Interest-bearing balances with banks	(9,636)	(3,141)	(12,777)
Total interest-earning assets	$9,240	$(5,579)	$3,661

Interest-bearing liabilities:
Interest-bearing demand deposits	$(737)	$(481)	$(1,218)
Savings	40	(59)	(19)
Money market accounts	3,003	(12,691)	(9,688)
Time deposits	(464)	(2,659)	(3,123)
Total interest-bearing deposits	1,842	(15,890)	(14,048)
Federal funds purchased	(3,145)	(3,173)	(6,318)
Other borrowed funds	(302)	(37)	(339)
Total interest-bearing liabilities	(1,605)	(19,100)	(20,705)
Increase in net interest income	$10,845	$13,521	$24,366

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. The rate component was favorable as loan yields decreased 14 basis points and average rates paid on interest-bearing liabilities decreased 59 basis points for the three months ended June 30, 2026.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Six Months Ended June 30,
(In thousands, except Average Yields and Rates)

	2026			2025
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$13,976,178	$428,228	6.18%	$12,832,237	$402,656	6.35%
Tax-exempt (3)	29,510	2,881	19.69	27,710	720	5.25
Total loans, net of unearned income	14,005,688	431,109	6.21	12,859,947	403,376	6.34
Mortgage loans held for sale	12,011	293	4.92	9,249	233	5.09
Debt securities:
Taxable	1,678,879	31,915	3.83	1,949,999	32,583	3.38
Tax-exempt (3)	444	13	5.90	540	14	5.24
Total debt securities (4)	1,679,323	31,928	3.83	1,950,539	32,597	3.38
Federal funds sold and securities purchased with agreement to resell	436,655	9,708	4.48	63,325	1,614	5.15
Restricted equity securities	12,343	385	6.29	11,805	411	7.04
Interest-bearing balances with banks	1,002,706	18,545	3.73	2,237,845	49,655	4.47
Total interest-earning assets	$17,148,726	$491,968	5.79%	$17,132,710	$487,886	5.76%
Noninterest-earning assets:
Cash and due from banks	100,228			109,025
Net fixed assets and equipment	62,283			59,789
Allowance for credit losses, accrued interest and other assets	579,572			366,570
Total assets	$17,890,809			$17,668,094

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,200,877	$16,928	1.55%	$2,349,154	$24,322	2.09%
Savings deposits	111,464	781	1.41	101,750	817	1.62
Money market accounts	7,884,925	118,086	3.02	7,476,611	135,367	3.66
Time deposits	1,323,487	21,930	3.34	1,341,370	27,727	4.18
Total interest-bearing deposits	11,520,753	157,725	2.76	11,268,885	188,233	3.38
Federal funds purchased	1,571,246	29,155	3.74	1,924,929	42,885	4.50
Other borrowings	34,750	695	4.03	64,750	1,374	4.29
Total interest-bearing liabilities	$13,126,749	$187,575	2.88%	$13,258,564	$232,492	3.55%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,797,418			2,603,209
Other liabilities	55,891			140,282
Stockholders' equity	1,912,085			1,693,443
Accumulated other comprehensive loss	(1,334)			(27,404)
Total liabilities and stockholders' equity	$17,890,809			$17,668,094
Net interest income		$304,393			$255,394
Net interest spread			2.91%			2.21%
Net interest margin			3.58%			3.01%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $9,949 and $8,194 are included in interest income in the six months ended June 30, 2026 and 2025, respectively.
(2)	Amortization of acquired loan premiums of $96 and $103 is included in interest income in 2026 and 2025, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(1,953) and $(36,790) are excluded from the yield calculation in 2026 and 2025, respectively.

	For the Six Months Ended June 30,
	2026 Compared to 2025 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$35,227	$(9,655)	$25,572
Tax-exempt	50	2,111	2,161
Total loans, net of unearned income	35,277	(7,544)	27,733
Mortgages held for sale	67	(7)	60
Debt securities:
Taxable	(4,844)	4,176	(668)
Tax-exempt	(3)	1	(2)
Total debt securities	(4,847)	4,177	(670)
Federal funds sold	8,326	(232)	8,094
Restricted equity securities	(1)	(25)	(26)
Interest-bearing balances with banks	(23,901)	(7,209)	(31,110)
Total interest-earning assets	$14,921	$(10,840)	$4,081

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1,457)	$(5,937)	$(7,394)
Savings	74	(110)	(36)
Money market accounts	7,086	(24,367)	(17,281)
Time deposits	(365)	(5,432)	(5,797)
Total interest-bearing deposits	5,338	(35,846)	(30,508)
Federal funds purchased	(7,190)	(6,540)	(13,730)
Other borrowed funds	(604)	(75)	(679)
Total interest-bearing liabilities	(2,456)	(42,461)	(44,917)
Increase in net interest income	$17,377	$31,621	$48,998

Our growth in loans and interest-bearing balances with banks drove the favorable volume component change. While the overall rate component was favorable, loan yields decreased by 13 basis points, and the average rate paid on interest-bearing liabilities decreased by 67 basis points for the six months ended June 30, 2026.

Tax Credit Investments

We invest in certain affordable housing projects throughout our market area as a means of supporting local communities. We receive tax credits related to these investments, for which we typically act as a limited partner and therefore do not exert control over the operating or financial policies of the partnerships. We typically provide financing during the construction and development of the properties. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. Our maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured. We invest as a limited partner in certain projects through the New Market Tax Credit program, which is a federal financial program aimed to stimulate business and real estate investment in underserved communities via a federal tax credit. We also invest in certain tax-advantaged projects promoting renewable energy sources designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We have investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure related to such commitments is generally limited to the amount of investments and future funding commitments made. The following table summarizes certain tax credit and certain equity investments.

	Balance Sheet Location	June 30, 2026	December 31, 2025
		(In Thousands)
Investments in affordable housing, new market and renewable energy projects and other qualified tax credits:
Carrying amount	Other assets	$130,260	$98,681
Amount of future funding commitments including in carrying amount	Other liabilities	100,581	65,439
Lending exposures	Loans	116,126	107,764
SBIC and certain other equity method investments:
Carrying amount	Other assets	17,004	13,399
Amount of future funding commitments not included in carrying amount	N/A	38,946	18,551

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

		Three Months Ended June 30,
	Income Statement Location	2026	2025
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(24,028)	$(3,341)
Amortization expense	Income tax expense	24,752	2,564

		Six Months Ended June 30,
	Income Statement Location	2026	2025
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(27,426)	$(6,682)
Amortization expense	Income tax expense	31,294	5,127

Provision for Credit Losses

The provision for credit losses on loans was $11.7 million for the three months ended June 30, 2026, an increase of $286,000 from $11.4 million for the three months ended June 30, 2025, and was $22.3 million for the six months ended June 30, 2026, an increase of $4.4 million from $17.9 million for the six months ended June 30, 2025. The ACL as of June 30, 2026, March 31, 2026, and June 30, 2025, totaled $181.9 million, $173.9 million, and $170.0 million, or 1.26%, 1.25%, and 1.28% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.11% for the three months ended June 30, 2026, a 9 basis points decrease compared to 0.20% for the second quarter of 2025. Annualized net credit charge-offs to year-to-date average loans were 0.17% for the six months ended June 30, 2026, compared to 0.19% for the corresponding period in 2025. Nonperforming loans increased to $171.0 million, or 1.18% of total loans, at June 30, 2026 from $168.8 million, or 1.23% of total loans at December 31, 2025, and increased compared to $72.2 million, or 0.55% of total loans, at June 30, 2025. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
	(In Thousands)				(In Thousands)
Noninterest income:
Service charges on deposit accounts	$3,338	$2,671	$667	25.0%	$6,634	$5,229	$1,405	26.9%
Mortgage banking	2,221	1,323	898	67.9%	4,113	1,936	2,177	112.4%
Credit card income	2,492	2,119	373	17.6%	4,694	4,087	607	14.9%
Securities losses	-	(8,563)	8,563	NM	-	(8,563)	8,563	NM
Bank-owned life insurance income	4,133	2,126	2,007	94.4%	6,955	4,263	2,692	63.1%
Other operating income	708	745	(37)	(5.0)%	1,336	1,746	(410)	(23.5)%
Total noninterest income	$12,892	$421	$12,471	NM	$23,732	$8,698	$15,034	172.8%

Noninterest income totaled $12.9 million for the three months ended June 30, 2026, compared to $421,000 in the corresponding period in 2025, and totaled $23.7 million for the six months ended June 30, 2026, compared to $8.7 million in the corresponding period in 2025.

Details of noninterest income are as follows:

●

Service charges on deposit accounts increased $667,000, or 25.0%, to $3.3 million for the three months ended June 30, 2026 compared to $2.7 million for the same period in 2025, and increased $1.4 million, or 26.9%, to $6.6 million for the six months ended June 30, 2026 compared to $5.2 million for the same period in 2025. We increased our service charge rates on many of our checking account products in July of 2025.

●

Mortgage banking income increased $898,000, or 67.9%, to $2.2 million for the three months ended June 30, 2026 compared to $1.3 million for the same period in 2025, and increased $2.2 million, or 112.4%, to $4.1 million for the six months ended June 30, 2026 compared to $1.9 million for the same period in 2025. The increase on a year-over-year basis was primarily due to an increase in loans sold into the secondary market. We also increased our per-loan administrative fee in the first quarter of 2026.

●

Credit card income increased $373,000, or 17.6%, to $2.5 million for the three months ended June 30, 2026 compared to $2.1 million for the same period in 2025, and increased $607,000, or 14.9%, to $4.7 million for the six months ended June 30, 2026 compared to $4.1 million for the same period in 2025.

●	During the second quarter of 2025, the Company sold available-for-sale mortgage-backed securities with an amortized cost basis of $70.5 million and recorded a pre-tax loss of $8.6 million, as a result of a portfolio restructuring.
●

Bank-owned life insurance (“BOLI”) income increased $2.0 million, or 94.4%, to $4.1 million for the three months ended June 30, 2026 compared to $2.1 million for the same period in 2025, and increased $2.7 million, or 63.1%, to $7.0 million for the six months ended June 30, 2026 compared to $4.3 million for the same period in 2025. The increases were primarily due to our purchases of $150.0 million of new contracts in the third quarter of 2025 and $25.0 million of new contracts in the second quarter of 2026. Additionally, we had a $1.0 million adjustment in the first quarter of 2026 related to a correction of BOLI income in the fourth quarter of 2025.

●	Other operating income decreased $37,000, or 5.0%, to $708,000 for the three months ended June 30, 2026 compared to $745,000 for the same period in 2025, and decreased $410,000, or 23.5%, to $1.3 million for the six months ended June 30, 2026 compared to $1.7 million for the same period in 2025. Merchant service revenue increased $114,000, or 19.0%, to $714,000 for the three months ended June 30, 2026 compared to $600,000 for the same period in 2025, and increased $176,000, or 15.9%, to $1.3 million for the six months ended June 30, 2026 compared to $1.1 million for the same period in 2025.

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
Noninterest expense:
Salaries and employee benefits	$26,274	$22,576	$3,698	16.4%	$53,127	$45,455	$7,672	16.9%
Equipment and occupancy expense	3,963	3,523	440	12.5%	7,911	7,245	666	9.2%
Third party processing and other services	7,962	8,005	(43)	(0.5)%	15,487	15,743	(256)	(1.6)%
Professional services	2,227	1,904	323	17.0%	4,170	3,837	333	8.7%
FDIC and other regulatory assessments	2,753	2,753	-	-%	4,260	5,607	(1,347)	(24.0)%
OREO expense	75	27	48	177.8%	95	60	35	58.3%
Other operating expense	6,707	5,416	1,291	23.8%	12,295	12,364	(69)	(0.6)%
Total noninterest expense	$49,961	$44,204	$5,757	13.0%	$97,345	$90,311	$7,034	7.8%

Noninterest expense totaled $50.0 million for the three months ended June 30, 2026, an increase of $5.8 million, or 13.0%, compared to the corresponding period in 2025, and totaled $97.3 million for the six months ended June 30, 2026, an increase of $7.0 million, or 7.8%, from the corresponding period in 2025.

Details of noninterest expense are as follows:

●

Salary and benefit expense increased $3.7 million, or 16.4%, to $26.3 million for the three months ended June 30, 2026 compared to $22.6 million for the same period in 2025, and increased $7.7 million, or 16.9%, to $53.1 million for the six months ended June 30, 2026 compared to $45.5 million for the same period in 2025. The number of FTE employees increased by 25, or 3.8%, to 684 at June 30, 2026 compared to 659 at June 30, 2025.

●

Third party processing and other services decreased $43,000, or 0.5%, to $8.0 million for the three months ended June 30, 2026 compared to $8.0 million for the same period in 2025, and decreased $256,000, or 1.6%, to $15.5 million for the six months ended June 30, 2026 compared to $15.7 million for the same period in 2025.

●

Professional services expense increased $323,000, or 17.0%, to $2.2 million for the three months ended June 30, 2026 compared to $1.9 million for the same period in 2025, and increased $333,000, or 8.7%, to $4.2 million for the six months ended June 30, 2026 compared to $3.8 million for the same period in 2025.

●

FDIC and other regulatory assessments remained unchanged at $2.8 million for both the three months ended June 30, 2026, and June 30, 2025, and decreased $1.3 million, or 24.0%, to $4.3 million for the six months ended June 30, 2026 compared to $5.6 million for the same period in 2025.

●

Other operating expenses increased $1.3 million, or 23.8%, to $6.7 million for the three months ended June 30, 2026 compared to $5.4 million for the same period in 2025, and decreased $69,000, or 0.6%, to $12.3 million for the six months ended June 30, 2026 compared to $12.4 million for the same period in 2025.

Income Tax Expense

Income tax expense was $21.4 million for the three months ended June 30, 2026 compared to $15.2 million for the same period in 2025, and was $39.4 million for the six months ended June 30, 2026, compared to $31.1 million for the same period in 2025. Our effective tax rate for the three and six months ended June 30, 2026 was 19.94% and 18.91%, respectively, compared to 19.82% and 19.94% for the corresponding periods in 2025, respectively. During the first quarter of 2026, we purchased Investment Tax Credits, which reduced our tax expense. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise of stock options and vesting of restricted stock during the three and six months ended June 30, 2026 of $36,000 and $265,000, respectively, compared to $234,000 and $704,000 for three and six months ended June 30, 2025, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting principles we follow and our methods for applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and six months ended June 30, 2026.

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

The asset-liability committee thoroughly analyzes the maturities of rate-sensitive assets and liabilities. This analysis measures the “gap,” which is defined as the difference between the dollar amount of rate-sensitive assets repricing during a period and the volume of rate-sensitive liabilities repricing during the same period. The gap is also expressed as the ratio of rate-sensitive assets divided by rate-sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset-sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability-sensitive.” Our internal policy requires management to maintain the gap such that net interest margins will not decrease more than 6% if interest rates change by 100 basis points or decrease more than 12% if interest rates change by 200 basis points. There have been no changes to our policies or procedures for analyzing our interest rate risk since December 31, 2025, and there have been no material changes to our sensitivity to changes in interest rates since December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, and after implementing the remediation activities described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Identification of a Material Weakness

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 on May 6, 2026 (the “First Quarter 10-Q”) an error was identified in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2026.

Specifically, the First Quarter 10-Q Consolidated Statement of Cash Flows presented the line item of “Dividends paid on common stock” as $20,758,000, omitting the parenthetical indication of a cash outflow. The correct presentation should have been ($20,758,000), a $41,516,000 difference. The dollar amount of dividends actually paid was not affected — the error was one of sign/classification — and it resulted in a corresponding $41,516,000 error of an overstatement of cash flows from financing activities and an understatement of cash flows from operating activities.

The error was limited to the Consolidated Statement of Cash Flows in the First Quarter 10-Q, and did not impact the beginning, ending or change in cash and cash equivalents balance, nor did it impact the Company's Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, or Consolidated Statements of Changes in Shareholders' Equity. The Company concluded that the error was not material to the previously issued financial statements and that no amendment, restatement or refiling of the First Quarter 10-Q was required.

The error resulted from an inadvertent alteration of a formula in a compilation worksheet that was not identified during management's review of the classification of cash flows in the Consolidated Statement of Cash Flows.

Following the identification and evaluation of the deficiency, management has determined that it constituted a material weakness in internal control over financial reporting because the deficiency created a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. Further, management has determined that this material weakness existed as of March 31, 2026, and management would have concluded that our disclosure controls and procedures were not effective as of that date in our First Quarter 10-Q, notwithstanding the conclusion previously reported therein. Because this error was not identified until after the First Quarter 10-Q was filed, the underlying control deficiency and its effect on the effectiveness of our disclosure controls and procedures as of that date were not identified or disclosed in the First Quarter 10-Q.

Correction of the Error

In this Quarterly Report on Form 10-Q, the dividends paid have been properly presented in the Consolidated Statement of Cash Flows for the six months ended June 30, 2026. The misclassification related to the dividends paid will be corrected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2026 that will be presented within the Quarterly Report on Form 10-Q for the three months ended March 31, 2027, with cash flows from financing activities decreased and cash flows from operating activities increased by the corresponding amount, and no change to total cash flows for the period. The correction will not affect the Company's Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, or Consolidated Statements of Changes in Shareholders' Equity.

Remediation of Material Weakness

Following identification of the material weakness, management, under the oversight of the Audit Committee of the Board of Directors, designed and implemented a remediation plan addressing the precision of the control related to the classification of cash flows. This remediation plan included:

●

enhancing a formal reconciliation and review process linking changes in equity accounts, including dividends declared and paid, to financing activities in the statement of cash flows, with documented review and approval by appropriate finance personnel; enhancing preparation and review controls over the statement of cash flows, including independent verification of the classification of dividends paid and other significant cash flows in accordance with the Company's accounting policies and ASC 230; and

●

implementing key spreadsheet-level and system-based controls requiring the preparer and reviewer to validate the classification of dividend-related and other equity-related cash flows before finalizing the statement of cash flows and leveraging artificial intelligence‑enabled tools to support the identification, validation, and consistent classification of cash flow activities within our internal control procedures.

This remediation plan, along with the additional controls, were implemented prior to June 30, 2026. During the period from July 1, 2026 through the filing date of this Quarterly Report on Form 10-Q, management completed testing of the remediated controls. Based on this testing, management concluded that the material weakness described above had been remediated as of June 30, 2026. Accordingly, management has determined that the Company's internal control over financial reporting and disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of business. Management does not believe the Company or the Bank is currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified these risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. Except as described below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We recently identified a material weakness in our internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner and may adversely affect our stock price.

Our management is responsible for establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures. As described in “Part II, Item 4. Controls and Procedures,” we identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected in a timely manner.

Although the error that led to the identification of the material weakness was not material to our previously issued financial statements and did not require the restatement of those financial statements, management concluded that the control deficiency created a reasonable possibility that a material misstatement of our interim or annual financial statements could occur and not be prevented or detected in a timely manner.

While we have implemented remediation measures designed to address this material weakness and have concluded that the material weakness has been remediated, there can be no assurance that the controls we have implemented will continue to operate effectively or that additional material weaknesses or other control deficiencies will not be identified in the future. If our internal control over financial reporting is not effective, or if we are unable to maintain effective disclosure controls and procedures, we may be unable to prevent or detect misstatements in our financial statements in a timely manner.

Any failure to maintain effective internal control over financial reporting could adversely affect our ability to accurately report our and results of operations and financial condition, result in restatements of our financial statements, cause us to fail to meet our reporting obligations, impair investor confidence in our reported financial information, subject us to regulatory scrutiny or enforcement actions, and adversely affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

SERVISFIRST BANCSHARES, INC.

Date: August 7, 2026	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: August 7, 2026	By	/s/ David A. Sparacio
David A. Sparacio
Chief Financial Officer