Form 10-Q
period 2026-09-30
ServisFirst Bancshares, Inc.
filed 2026-11-04
CIK 1430723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission file number: 001-36452

SERVISFIRST BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0734029
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 Woodcrest Place, Birmingham, Alabama	35209
(Address of Principal Executive Offices)	(Zip Code)

(205) 949-0302

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $.001 per share	SFBS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2026
Common stock, $.001 par value	109,339,449

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$122,417	$95,127
Interest-bearing balances due from depository institutions	738,547	1,026,607
Securities purchased with agreement to resell	298,950	498,910
Federal funds sold	25,101	6,052
Cash and cash equivalents	1,185,015	1,626,696
Available-for-sale debt securities, at fair value	968,503	1,068,825
Held-to-maturity debt securities (fair value of $533,105 and $616,535, respectively)	594,596	660,076
Restricted equity securities	12,475	12,203
Mortgage loans held for sale	15,273	11,744
Loans	14,737,303	13,696,912
Less allowance for credit losses	(189,010)	(171,683)
Loans, net	14,548,293	13,525,229
Premises and equipment, net	67,390	60,396
Accrued interest and dividends receivable	64,765	61,956
Deferred tax asset, net	54,288	49,705
Other real estate owned and repossessed assets	14,865	2,583
Bank owned life insurance contracts	469,749	435,328
Goodwill	13,615	13,615
Other assets	310,863	198,834
Total assets	$18,319,690	$17,727,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$2,910,281	$2,684,272
Interest-bearing	11,177,097	11,534,762
Total deposits	14,087,378	14,219,034
Federal funds purchased	1,965,000	1,471,628
Other borrowings	34,750	34,750
Accrued interest and dividends payable	28,323	29,990
Other liabilities	166,893	121,441
Total liabilities	16,282,344	15,876,843
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 authorized and undesignated at September 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share; 200,000 shares authorized: 109,343 shares issued and outstanding at September 30, 2026, and 109,250 shares issued and outstanding at December 31, 2025	109	108
Additional paid-in capital	240,134	237,785
Retained earnings	1,807,673	1,613,746
Accumulated other comprehensive loss	(11,070)	(1,792)
Total stockholders' equity attributable to ServisFirst Bancshares, Inc.	2,036,846	1,849,847
Noncontrolling interest	500	500
Total stockholders' equity	2,037,346	1,850,347
Total liabilities and stockholders' equity	$18,319,690	$17,727,190

(1) Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$228,652	$210,987	$659,449	$614,444
Debt securities	16,088	17,343	48,014	49,939
Federal funds sold and securities purchased with agreement to resell	3,392	4,724	13,099	6,336
Other interest and dividends	9,221	18,254	28,151	68,320
Total interest income	257,353	251,308	748,713	739,039
Interest expense:
Deposits	80,414	98,735	238,139	286,968
Borrowed funds	17,125	19,125	46,975	63,383
Total interest expense	97,539	117,860	285,114	350,351
Net interest income	159,814	133,448	463,599	388,688
Provision for credit losses	15,245	9,463	37,294	27,389
Net interest income after provision for credit losses	144,569	123,985	426,305	361,299
Noninterest income:
Service charges on deposit accounts	3,448	3,316	10,082	8,545
Mortgage banking	1,935	1,864	6,048	3,800
Credit card income	2,409	2,405	7,103	6,492
Securities gains (losses)	148	(7,812)	148	(16,375)
Bank-owned life insurance income	4,343	2,405	11,298	6,668
Other operating income	829	655	2,165	2,401
Total noninterest income	13,112	2,833	36,844	11,531
Noninterest expenses:
Salaries and employee benefits	26,927	25,522	80,054	70,977
Equipment and occupancy expense	3,381	3,615	11,292	10,860
Third party processing and other services	8,081	8,095	23,568	23,838
Professional services	1,951	1,857	6,121	5,694
FDIC and other regulatory assessments	2,478	2,742	7,977	8,349
Other real estate owned expense	476	82	571	142
Other operating expenses	8,935	6,083	19,991	18,447
Total noninterest expenses	52,229	47,996	149,574	138,307
Income before income taxes	105,452	78,822	313,575	234,523
Provision for income taxes	18,144	13,251	57,503	44,304
Net income	87,308	65,571	256,072	190,219
Dividends on preferred stock	-	-	31	31
Net income available to common stockholders	$87,308	$65,571	$256,041	$190,188
Basic earnings per common share	$0.80	$0.60	$2.34	$1.74
Diluted earnings per common share	$0.80	$0.60	$2.34	$1.74

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$87,308	$65,571	$256,072	$190,219
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during period from debt securities available for sale, net of tax of $(2,796) and $2,133 for the three months ended September 30, 2026 and 2025, respectively, and $(2,975) and $5,395 for the nine months ended September 30, 2026 and 2025, respectively	(8,360)	6,283	(8,928)	16,018
Amortization of net unrealized gains on debt securities transferred from available-for-sale to held-to-maturity, net of tax of $(25) and $(40) for the three months ended September 30, 2026 and 2025, respectively, and $(80) and $(115) for the nine months ended September 30, 2026 and 2025, respectively	(75)	(122)	(239)	(345)
Net (gains) losses on sales of debt securities, net of (benefit) tax of $(37) and $1,960 for the three months and $(37) and $4,110 for the nine months ended September 30, 2026 and 2025, respectively	(111)	5,852	(111)	12,265
Other comprehensive (loss) income, net of tax	(8,546)	12,013	(9,278)	27,938
Comprehensive income	$78,762	$77,584	$246,794	$218,157

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except parenthetical share data) (Unaudited)

	Three Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balance, July 1, 2025	109,237	$-	$108	$236,662	$1,500,767	$(16,254)	$500	$1,721,783
Common dividends declared, $0.1675 per share	-	-	-	-	(18,297)	-	-	(18,297)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	57	-	-	57
Issue restricted shares pursuant to stock incentives, net of forfeitures	2	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(3)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	7	-	-	77	-	-	-	77
Common stock withheld in net settlement upon exercise of stock options (1,498 shares)	-	-	-	(186)	-	-	-	(186)
Stock-based compensation expense	-	-	-	629	-	-	-	629
Other comprehensive income, net of tax	-	-	-	-	-	12,013	-	12,013
Net income	-	-	-	-	65,571	-	-	65,571
Balance, September 30, 2025	109,243	$-	$108	$237,182	$1,548,098	$(4,241)	$500	$1,781,647

Balance, July 1, 2026	109,342	$-	$109	$239,263	$1,741,070	$(2,524)	$500	$1,978,418
Common dividends declared, $0.1900 per share	-	-	-	-	(20,775)	-	-	(20,775)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	70	-	-	70
Issue restricted shares pursuant to stock incentives, net of forfeitures	-	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(1)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	2	-	-	-	-	-	-	-
Common stock withheld in net settlement upon exercise of stock options (2,142 shares)	-	-	-	(79)	-	-	-	(79)
Stock-based compensation expense	-	-	-	950	-	-	-	950
Other comprehensive loss, net of tax	-	-	-	-	-	(8,546)	-	(8,546)
Net income	-	-	-	-	87,308	-	-	87,308
Balance, September 30, 2026	109,343	$-	$109	$240,134	$1,807,673	$(11,070)	$500	$2,037,346

	Nine Months Ended September 30,
	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	109,139	$-	$108	$235,727	$1,412,616	$(32,179)	$500	$1,616,772
Common dividends paid, $0.3350 per share	-	-	-	-	(36,588)	-	-	(36,588)
Common dividends declared, $0.1675 per share	-	-	-	-	(18,297)	-	-	(18,297)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	179	-	-	179
Issue restricted shares pursuant to stock incentives, net of forfeitures	71	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(18)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	51	-	-	610	-	-	-	610
Common stock withheld in net settlement upon exercise of stock options (13,446 shares)	-	-	-	(1,485)	-	-	-	(1,485)
Stock-based compensation expense	-	-	-	2,330	-	-	-	2,330
Other comprehensive income, net of tax	-	-	-	-	-	27,938	-	27,938
Net income	-	-	-	-	190,219	-	-	190,219
Balance, September 30, 2025	109,243	$-	$108	$237,182	$1,548,098	$(4,241)	$500	$1,781,647

Balance, January 1, 2026	109,250	$-	$108	$237,785	$1,613,746	$(1,792)	$500	$1,850,347
Common dividends paid, $0.3800 per share	-	-	-	-	(41,547)	-	-	(41,547)
Common dividends declared, $0.1900 per share	-	-	-	-	(20,775)	-	-	(20,775)
Preferred dividends paid	-	-	-	-	(31)	-	-	(31)
Dividends on nonvested restricted stock recognized as compensation expense	-	-	-	-	208	-	-	208
Issue restricted shares pursuant to stock incentives, net of forfeitures	68	-	-	-	-	-	-	-
Restricted shares withheld for taxes	(12)	-	-	-	-	-	-	-
Issue shares of common stock upon exercise of stock options	37	-	1	658	-	-	-	659
Common stock withheld in net settlement upon exercise of stock options (6,904 shares)	-	-	-	(858)	-	-	-	(858)
Stock-based compensation expense	-	-	-	2,549	-	-	-	2,549
Other comprehensive loss, net of tax	-	-	-	-	-	(9,278)	-	(9,278)
Net income	-	-	-	-	256,072	-	-	256,072
Balance, September 30, 2026	109,343	$-	$109	$240,134	$1,807,673	$(11,070)	$500	$2,037,346

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$256,072	$190,219
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax (benefit) expense	(1,491)	2,645
Provision for credit losses	37,294	27,389
Depreciation	3,154	3,388
Accretion on acquired loans	144	152
Amortization of investments in tax credit partnerships	47,630	28,522
Net amortization of debt securities	84	151
Increase in accrued interest and dividends receivable	(2,809)	(845)
Stock-based compensation expense	2,549	2,330
(Decrease) increase in accrued interest and dividends payable	(1,667)	246
Proceeds from sale of mortgage loans held for sale	247,698	176,625
Originations of mortgage loans held for sale	(245,179)	(173,046)
Gain on sale of mortgage loans held for sale	(6,048)	(3,800)
(Gain) loss on sale of debt securities available for sale	(148)	16,375
Net loss (gain) on sale of other real estate owned and repossessed assets	79	(298)
Write down of other real estate owned and repossessed assets	302	-
Increase in cash surrender value of life insurance contracts	(9,421)	(6,668)
Net change in other assets, liabilities, and other operating activities	(12,606)	(6,938)
Net cash provided by operating activities	315,637	256,447
INVESTMENT ACTIVITIES
Purchases of debt securities available-for-sale	(528,083)	(369,867)
Proceeds from maturities, calls and paydowns of debt securities available-for-sale	186,133	236,887
Proceeds from sale of debt securities available-for-sale	430,285	137,499
Purchases of debt securities held-to-maturity	-	(2,975)
Proceeds from maturities, calls and paydowns of debt securities held-to-maturity	65,161	45,773
Purchases of restricted equity securities	(272)	(903)
Investment in tax credit partnerships and SBIC	(101,683)	(53,756)
Return of capital from tax credit partnerships and SBIC	274	1,039
Net increase in loans	(1,075,443)	(728,706)
Purchases of premises and equipment	(10,148)	(4,907)
Purchases of bank owned life insurance contracts	(25,000)	(125,000)
Proceeds from sale of other real estate owned and repossessed assets	2,278	3,029
Net cash used in investing activities	(1,056,498)	(861,887)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	226,009	(20,792)
Net (decrease) increase in interest-bearing deposits	(357,665)	584,255
Net increase (decrease) in federal funds purchased	493,372	(505,578)
Proceeds from exercise of stock options	658	610
Taxes paid in net settlement of tax obligation upon exercise of stock options	(858)	(1,485)
Dividends paid on common stock	(62,305)	(54,868)
Dividends paid on preferred stock	(31)	(31)
Net cash provided by financing activities	299,180	2,111
Net decrease in cash and cash equivalents	(441,681)	(603,329)
Cash and cash equivalents at beginning of period	1,626,696	2,376,634
Cash and cash equivalents at end of period	$1,185,015	$1,773,305
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$286,781	$350,105
Income taxes	8,425	37,410
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$14,941	$811
Dividends on nonvested restricted stock reclassified as compensation expense	208	179
Dividends declared but not paid	20,775	18,297

See Notes to Consolidated Financial Statements.

SERVISFIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Stock Split

On July 20, 2026, our Board of Directors declared a two-for-one common stock split of the Company's common stock, to be effected in the form of a 100% stock dividend (the "Stock Split"). On August 20, 2026, stockholders of record as of the close of business on August 5, 2026, received a distribution of one additional share of Company common stock for each common share owned. All share and per share amounts for all periods presented are reported giving effect to this two-for-one stock split.

All reported amounts are in thousands except share and per share data, or as otherwise noted.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, amounts due from banks, federal funds sold and securities purchased with agreement to resell are included in cash and cash equivalents.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The difference in earnings per share under the two-class method was not significant for both the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Data)
Earnings per common share
Weighted average common shares outstanding	109,344	109,238	109,320	109,211
Net income available to common stockholders	$87,308	$65,571	$256,041	$190,188
Basic earnings per common share	$0.80	$0.60	$2.34	$1.74

Weighted average common shares outstanding	109,344	109,238	109,320	109,211
Dilutive effects of assumed exercise of stock options and vesting of performance shares	88	98	89	115
Weighted average common and dilutive potential common shares outstanding	109,432	109,336	109,409	109,326
Net income available to common stockholders	$87,308	$65,571	$256,041	$190,188
Diluted earnings per common share	$0.80	$0.60	$2.34	$1.74

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities at September 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2026	(In Thousands)
Debt securities available-for-sale
U.S. Treasury securities	$440,569	$-	$(2,183)	$438,386
Mortgage-backed securities	154,363	-	(6,874)	147,489
State and municipal securities	9,855	1	(625)	9,231
Corporate debt	380,255	1,195	(8,053)	373,397
Total	$985,042	$1,196	$(17,735)	$968,503
Debt securities held-to-maturity
U.S. Treasury securities	$224,785	$-	$(9,348)	$215,437
Mortgage-backed securities	363,792	-	(51,792)	312,000
State and municipal securities	6,019	-	(351)	5,668
Total	$594,596	$-	$(61,491)	$533,105

December 31, 2025
Debt securities available-for-sale
U.S. Treasury securities	$520,100	$2,823	$-	$522,923
Mortgage-backed securities	133,126	1,030	(852)	133,304
State and municipal securities	10,362	1	(554)	9,809
Corporate debt	409,725	2,274	(9,210)	402,789
Total	$1,073,313	$6,128	$(10,616)	$1,068,825
Debt securities held-to-maturity
U.S. Treasury securities	$249,621	$-	$(9,589)	$240,032
Mortgage-backed securities	402,097	743	(34,395)	368,445
State and municipal securities	8,358	-	(300)	8,058
Total	$660,076	$743	$(44,284)	$616,535

The amortized cost and fair value of debt securities as of September 30, 2026 and December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories along with the other categories of debt securities.

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available-for-sale
Due within one year	$6,532	$6,509	$441,619	$443,833
Due from one to five years	521,211	516,780	147,475	147,058
Due from five to ten years	300,936	295,759	332,436	325,957
Due after ten years	2,000	1,966	18,657	18,673
Mortgage-backed securities	154,363	147,489	133,126	133,304
	$985,042	$968,503	$1,073,313	$1,068,825

Debt securities held-to-maturity
Due within one year	$100,730	$99,948	$53,787	$52,811
Due from one to five years	130,074	121,157	204,192	195,279
Mortgage-backed securities	363,792	312,000	402,097	368,445
	$594,596	$533,105	$660,076	$616,535

All mortgage-backed securities are with government-sponsored enterprises such as Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Bank, and Federal Home Loan Mortgage Corporation.

Restricted equity securities are comprised entirely of a restricted investment in Federal Home Loan Bank stock for membership requirements.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law was $1.08 billion and $1.23 billion as of September 30, 2026 and December 31, 2025, respectively.

The following table identifies, as of September 30, 2026 and December 31, 2025, the Company’s debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	Less Than Twelve Months		Twelve Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In Thousands)
September 30, 2026
Debt securities available-for-sale
U.S. Treasury securities	$(2,183)	$438,386	$-	$-	$(2,183)	$438,386
Mortgage-backed securities	$(5,921)	$132,457	$(953)	$14,924	$(6,874)	$147,381
State and municipal securities	-	-	(625)	8,786	(625)	8,786
Corporate debt	(4,113)	159,731	(3,940)	102,832	(8,053)	262,563
Total	$(12,217)	$730,574	$(5,518)	$126,542	$(17,735)	$857,116
Debt securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,348)	$215,437	$(9,348)	$215,437
Mortgage-backed securities	(1,447)	35,941	(50,345)	274,456	(51,792)	310,397
State and municipal securities	-	-	(351)	4,167	(351)	4,167
Total	$(1,447)	$35,941	$(60,044)	$494,060	$(61,491)	$530,001
December 31, 2025
Debt securities available-for-sale
Mortgage-backed securities	$-	$-	$(852)	$22,662	$(852)	$22,662
State and municipal securities	-	-	(554)	9,363	(554)	9,363
Corporate debt	(984)	77,583	(8,226)	155,724	(9,210)	233,307
Total	$(984)	$77,583	$(9,632)	$187,749	$(10,616)	$265,332
Debt securities held-to-maturity
U.S. Treasury securities	$-	$-	$(9,589)	$240,032	$(9,589)	$240,032
Mortgage-backed securities	-	-	(34,395)	325,307	(34,395)	325,307
State and municipal securities	(34)	2,954	(266)	4,604	(300)	7,558
Total	$(34)	$2,954	$(44,250)	$569,943	$(44,284)	$572,897

At September 30, 2026 and December 31, 2025, no allowance for credit losses (“ACL”) has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. During the three months ended September 30, 2026, the Company sold available-for-sale U.S. Treasury securities with an amortized cost basis of $430.1 million and recorded a pre-tax gain of $148,000. During the three and nine months ended September 30, 2025, the Company sold available-for-sale mortgage-backed securities with amortized cost bases of $83.8 million and $153.9 million, respectively, and recorded pre-tax losses of $7.8 million and $16.4 million, respectively, as a result of a portfolio restructuring. The proceeds from the sale were reinvested into higher-yielding securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipal subdivisions and other held-to-maturity debt securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2026 and 2025, there were no past due principal or interest payments associated with these debt securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held-to-maturity state and municipal securities as such amount is not material at September 30, 2026 and 2025. All debt securities in an unrealized loss position as of September 30, 2026 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

The following table summarizes information about sales of debt securities available-for-sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
Sale proceeds	$430,285	$76,002	$430,285	$137,499
Gross realized gains (losses)	148	(7,812)	148	(16,375)
Net realized gains (losses)	$148	$(7,812)	$148	$(16,375)

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

Consumer – Includes loans to individuals not secured by real estate. Repayment is dependent upon the personal cash flow of the borrower.

The following table details the Company’s loans at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(Dollars In Thousands)
Commercial, financial and agricultural	$3,386,275	$3,146,736
Real estate - construction	1,566,203	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,853,062	2,739,823
1-4 family mortgage	1,717,781	1,671,713
Non-owner occupied commercial	5,141,148	4,603,389
Subtotal: Real estate - mortgage	9,711,991	9,014,925
Consumer	72,834	77,623
Total Loans	14,737,303	13,696,912
Less: Allowance for credit losses on loans	(189,010)	(171,683)
Net Loans	$14,548,293	$13,525,229

Commercial, financial and agricultural	22.98%	22.97%
Real estate - construction	10.63%	10.64%
Real estate - mortgage:
Owner-occupied commercial	19.36%	20.00%
1-4 family mortgage	11.66%	12.21%
Non-owner occupied commercial	34.88%	33.61%
Subtotal: Real estate - mortgage	65.90%	65.82%
Consumer	0.49%	0.57%
Total Loans	100.00%	100.00%

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

The table below presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2026:

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Lines of Credit Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$604,019	$501,503	$233,897	$90,009	$160,551	$291,773	$1,403,780	$21,137	$3,306,669
Special Mention	898	2,234	3,900	780	2,778	7,284	18,488	1,280	37,642
Substandard - Accruing	-	-	1	-	463	16,364	4,719	1	21,548
Substandard - Non-accrual	-	-	1,531	1	327	9,855	8,260	442	20,416
Total Commercial, financial and agricultural	$604,917	$503,737	$239,329	$90,790	$164,119	$325,276	$1,435,247	$22,860	$3,386,275
Current-period gross write-offs	$-	$-	$999	$576	$373	$1,734	$10,434	$111	$14,227

Real estate - construction
Pass	$314,380	$544,660	$226,442	$104,339	$158,884	$59,873	$110,382	$-	$1,518,960
Special Mention	1,257	-	281	535	5,236	1,549	641	-	9,499
Substandard - Accruing	-	-	-	1	-	-	1	-	2
Substandard - Non-accrual	-	4,778	2,094	666	12,828	17,376	-	-	37,742
Total Real estate - construction	$315,637	$549,438	$228,817	$105,541	$176,948	$78,798	$111,024	$-	$1,566,203
Current-period gross write-offs	$-	$-	$-	$711	$6,959	$-	$-	$-	$7,670

Owner-occupied commercial
Pass	$347,725	$492,435	$334,447	$141,504	$399,452	$985,812	$82,862	$3,634	$2,787,871
Special Mention	-	-	4,331	5,047	388	22,953	5,462	-	38,181
Substandard - Accruing	-	-	1,213	-	639	3,561	1,347	-	6,760
Substandard - Non-accrual	-	3,295	-	3,161	4,580	9,214	-	-	20,250
Total Owner-occupied commercial	$347,725	$495,730	$339,991	$149,712	$405,059	$1,021,540	$89,671	$3,634	$2,853,062
Current-period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family mortgage
Pass	$221,540	$275,975	$205,060	$88,031	$235,114	$238,957	$427,569	$3,362	$1,695,608
Special Mention	511	349	4,076	353	1,152	3,722	4,576	985	15,724
Substandard - Accruing	-	-	-	-	-	-	175	1	176
Substandard - Non-accrual	-	743	957	761	333	2,747	732	-	6,273
Total 1-4 family mortgage	$222,051	$277,067	$210,093	$89,145	$236,599	$245,426	$433,052	$4,348	$1,717,781
Current-period gross write-offs	$-	$-	$-	$-	$-	$5	$-	$91	$96

Non-owner occupied commercial
Pass	$782,035	$704,153	$692,081	$222,329	$1,132,208	$1,300,549	$87,498	$3,837	$4,924,690
Special Mention	1,046	-	-	698	2,826	132,518	-	695	137,783
Substandard - Accruing	-	-	-	-	3,099	815	-	-	3,914
Substandard - Non-accrual	-	-	-	-	16,120	58,641	-	-	74,761
Total Non-owner occupied commercial	$783,081	$704,153	$692,081	$223,027	$1,154,253	$1,492,523	$87,498	$4,532	$5,141,148
Current-period gross write-offs	$-	$-	$-	$-	$207	$-	$-	$-	$207

Consumer
Pass	$23,135	$7,092	$1,423	$1,087	$918	$1,337	$37,037	$-	$72,029
Special Mention	8	-	-	-	44	18	93	-	163
Substandard - Accruing	-	-	-	-	-	-	-	-	-
Substandard - Non-accrual	-	-	-	-	-	642	-	-	642
Total Consumer	$23,143	$7,092	$1,423	$1,087	$962	$1,997	$37,130	$-	$72,834
Current-period gross write-offs	$-	$-	$-	$-	$15	$372	$-	$-	$387

Total Loans
Pass	$2,292,834	$2,525,818	$1,693,350	$647,299	$2,087,127	$2,878,301	$2,149,128	$31,970	$14,305,827
Special Mention	3,720	2,583	12,588	7,413	12,424	168,044	29,260	2,960	238,992
Substandard - Accruing	-	-	1,214	1	4,201	20,740	6,242	2	32,400
Substandard - Non-accrual	-	8,816	4,582	4,589	34,188	98,475	8,992	442	160,084
Total Loans	$2,296,554	$2,537,217	$1,711,734	$659,302	$2,137,940	$3,165,560	$2,193,622	$35,374	$14,737,303
Current-period gross write-offs	$-	$-	$999	$1,287	$7,554	$2,111	$10,434	$202	$22,587

Loans by credit quality indicator, loan type and based on year of origination as of December 31, 2025 were as follows:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving lines of credit converted to term loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$682,117	$327,516	$120,889	$219,978	$186,839	$219,843	$1,267,362	$25,570	$3,050,114
Special Mention	4,206	1,927	231	2,716	1,822	6,878	20,423	4,564	42,767
Substandard - Accruing	-	53	-	603	-	24,715	1,728	-	27,099
Substandard - Non-accrual	-	885	669	336	1	8,176	15,793	896	26,756
Total Commercial, financial and agricultural	$686,323	$330,381	$121,789	$223,633	$188,662	$259,612	$1,305,306	$31,030	$3,146,736
Current-period gross write-offs	$-	$-	$669	$5,667	$1,925	$1,442	$14,878	$323	$24,904

Real estate - construction
Pass	$468,553	$396,658	$188,617	$185,466	$65,552	$26,911	$82,009	$-	$1,413,766
Special Mention	-	6,401	-	-	-	479	150	-	7,030
Substandard - Accruing	-	-	-	-	-	945	1	-	946
Substandard - Non-accrual	-	-	3,508	15,946	16,432	-	-	-	35,886
Total Real estate - construction	$468,553	$403,059	$192,125	$201,412	$81,984	$28,335	$82,160	$-	$1,457,628
Current-period gross write-offs	$-	$-	$-	$46	$-	$-	$-	$-	$46

Owner-occupied commercial
Pass	$471,700	$369,455	$158,561	$439,521	$420,902	$741,250	$78,331	$2,397	$2,682,117
Special Mention	3,570	4,786	1,787	394	7,252	16,043	2,794	-	36,626
Substandard - Accruing	125	-	1,552	-	-	4,476	1,350	-	7,503
Substandard - Non-accrual	-	-	417	5,002	6,452	1,706	-	-	13,577
Total Owner-occupied commercial	$475,395	$374,241	$162,317	$444,917	$434,606	$763,475	$82,475	$2,397	$2,739,823
Current-period gross write-offs	$-	$3,478	$-	$-	$-	$560	$-	$-	$4,038

1-4 family mortgage
Pass	$323,633	$236,761	$105,279	$274,544	$168,885	$115,994	$423,365	$4,096	$1,652,557
Special Mention	-	160	173	40	2,681	1,397	4,685	-	9,136
Substandard - Accruing	-	-	-	-	-	402	178	-	580
Substandard - Non-accrual	395	1,101	109	5,059	969	1,014	705	88	9,440
Total 1-4 family mortgage	$324,028	$238,022	$105,561	$279,643	$172,535	$118,807	$428,933	$4,184	$1,671,713
Current-period gross write-offs	$-	$-	$-	$-	$-	$37	$266	$-	$303

Non-owner occupied commercial
Pass	$673,189	$648,847	$208,324	$1,293,147	$711,292	$872,833	$79,131	$2,277	$4,489,040
Special Mention	-	-	259	340	25,079	-	-	-	25,678
Substandard - Accruing	-	-	-	3,187	864	2,643	-	-	6,694
Substandard - Non-accrual	-	3,815	-	17,747	57,701	2,714	-	-	81,977
Total Non-owner occupied commercial	$673,189	$652,662	$208,583	$1,314,421	$794,936	$878,190	$79,131	$2,277	$4,603,389
Current-period gross write-offs	$-	$-	$-	$1,117	$47	$4	$-	$-	$1,168

Consumer
Pass	$29,354	$3,584	$1,578	$1,594	$594	$2,130	$38,009	$-	$76,843
Special Mention	-	-	-	-	23	-	21	-	44
Substandard - Accruing	-	-	-	-	-	21	-	-	21
Substandard - Non-accrual	-	-	-	15	-	700	-	-	715
Total Consumer	$29,354	$3,584	$1,578	$1,609	$617	$2,851	$38,030	$-	$77,623
Current-period gross write-offs	$-	$-	$-	$-	$-	$573	$134	$-	$707

Total Loans
Pass	$2,648,546	$1,982,821	$783,248	$2,414,250	$1,554,064	$1,978,961	$1,968,207	$34,340	$13,364,437
Special Mention	7,776	13,274	2,450	3,490	36,857	24,797	28,073	4,564	121,281
Substandard - Accruing	125	53	1,552	3,790	864	33,202	3,257	-	42,843
Substandard - Non-accrual	395	5,801	4,703	44,105	81,555	14,310	16,498	984	168,351
Total Loans	$2,656,842	$2,001,949	$791,953	$2,465,635	$1,673,340	$2,051,270	$2,016,035	$39,888	$13,696,912
Current-period gross write-offs	$-	$3,478	$669	$6,830	$1,972	$2,616	$15,278	$323	$31,166

Loans by performance status as of September 30, 2026 and December 31, 2025 were as follows:

September 30, 2026	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$3,365,801	$20,474	$3,386,275
Real estate - construction	1,528,461	37,742	1,566,203
Real estate - mortgage:
Owner-occupied commercial	2,832,812	20,250	2,853,062
1-4 family mortgage	1,710,083	7,698	1,717,781
Non-owner occupied commercial	5,066,387	74,761	5,141,148
Total real estate -mortgage	9,609,282	102,709	9,711,991
Consumer	72,161	673	72,834
Total	$14,575,705	$161,598	$14,737,303

December 31, 2025	Performing	Nonperforming	Total
	(In Thousands)

Commercial, financial and agricultural	$3,119,879	$26,857	$3,146,736
Real estate - construction	1,421,743	35,885	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,726,245	13,578	2,739,823
1-4 family mortgage	1,661,950	9,763	1,671,713
Non-owner occupied commercial	4,521,412	81,977	4,603,389
Total real estate -mortgage	8,909,607	105,318	9,014,925
Consumer	76,854	769	77,623
Total	$13,528,083	$168,829	$13,696,912

Loans by past due status as of September 30, 2026 and December 31, 2025 were as follows:

September 30, 2026	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,571	$4,900	$58	$6,529	$20,416	$3,359,330	$3,386,275	$11,742
Real estate - construction	-	8,790	-	8,790	37,742	1,519,671	1,566,203	22,961
Real estate - mortgage:
Owner-occupied commercial	1,864	-	-	1,864	20,250	2,830,948	2,853,062	20,150
1-4 family mortgage	163	4,199	1,425	5,787	6,273	1,705,721	1,717,781	5,965
Non-owner occupied commercial	-	-	-	-	74,761	5,066,387	5,141,148	63,151
Total real estate -mortgage	2,027	4,199	1,425	7,651	101,284	9,603,056	9,711,991	89,266
Consumer	36	56	31	123	642	72,069	72,834	-
Total	$3,634	$17,945	$1,514	$23,093	$160,084	$14,554,126	$14,737,303	$123,969

December 31, 2025	Past Due Status (Accruing Loans)
				Total Past	Total			Nonaccrual
	30-59 Days	60-89 Days	90+ Days	Due	Nonaccrual	Current	Total Loans	With No ACL
	(In Thousands)

Commercial, financial and agricultural	$1,001	$1,533	$101	$2,635	$26,756	$3,117,345	$3,146,736	$19,724
Real estate - construction	-	1,148	-	1,148	35,885	1,420,595	1,457,628	35,173
Real estate - mortgage:
Owner-occupied commercial	5,815	295	-	6,110	13,578	2,720,135	2,739,823	13,578
1-4 family mortgage	998	4,770	323	6,091	9,440	1,656,182	1,671,713	8,993
Non-owner occupied commercial	2,663	-	-	2,663	81,977	4,518,749	4,603,389	77,930
Total real estate -mortgage	9,476	5,065	323	14,864	104,995	8,895,066	9,014,925	100,501
Consumer	491	140	54	685	715	76,223	77,623	15
Total	$10,968	$7,886	$478	$19,332	$168,351	$13,509,229	$13,696,912	$155,413

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

The Company uses the discounted cash flow (“DCF”) method to estimate ACL for all loan pools except for commercial and industrial (“C&I”) revolving lines of credit and credit cards. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment rate as a loss driver. The Company also utilizes and forecasts the growth in gross domestic product (“GDP”) as a second loss driver for the majority of its loan pools. Consistent forecasts of the loss drivers are used across the loan segments.  At September 30, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of twelve months followed by a six-month straight-line reversion to long-term averages.  The Company leveraged economic projections from reputable and independent sources to inform its loss driver forecasts.  The Company expects the growth rates of both national unemployment and national GDP to improve compared to the December 31, 2025 forecast.

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

Inherent risks in the loan portfolio will differ based on type of loan. Specific risk characteristics of each loan portfolio segment are listed below:

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

The following table presents changes in the ACL, segregated by loan type, for the three and nine months ended September 30, 2026 and 2025.

	Commercial,		Real-Estate Mortgage
	financial and	Real estate -	Owner-occupied	1-4 family	Non-owner
	agricultural	construction	commercial	mortgage	occupied commercial	Subtotal	Consumer	Total
	(In Thousands)
	Three Months Ended September 30, 2026
Allowance for credit losses on Loans:
Balance at July 1, 2026	$57,245	$33,427	$18,011	$24,898	$45,507	$88,416	$2,765	$181,853
Charge-offs	(1,862)	(6,959)	-	-	(207)	(207)	(137)	(9,165)
Recoveries	1,398	-	-	3	-	3	23	1,424
Provision	5,953	10,689	864	(2,863)	1,434	(565)	(1,179)	14,898
Balance at September 30, 2026	$62,734	$37,157	$18,875	$22,038	$46,734	$87,647	$1,472	$189,010

	Three Months Ended September 30, 2025
Allowance for credit losses:
Balance at July 1, 2025	$53,022	$46,423	$20,927	$14,944	$32,189	$68,060	$2,454	$169,959
Charge-offs	(7,947)	-	(688)	(235)	(371)	(1,294)	(109)	(9,350)
Recoveries	237	30	-	-	-	-	21	288
Provision	12,785	(4,373)	(62)	859	(580)	217	709	9,338
Balance at September 30, 2025	$58,097	$42,080	$20,177	$15,568	$31,238	$66,983	$3,075	$170,235

	Nine Months Ended September 30, 2026
Allowance for credit losses:
Balance at January 1, 2026	$63,620	$22,432	$18,833	$24,739	$38,971	$82,543	$3,088	$171,683
Charge-offs	(14,227)	(7,670)	-	(96)	(207)	(303)	(387)	(22,587)
Recoveries	2,243	-	390	7	2	399	117	2,759
Provision	11,098	22,395	(348)	(2,612)	7,968	5,008	(1,346)	37,155
Balance at September 30, 2026	$62,734	$37,157	$18,875	$22,038	$46,734	$87,647	$1,472	$189,010

	Nine Months Ended September 30, 2025
Allowance for credit losses:
Balance at January 1, 2025	$55,330	$38,597	$22,302	$14,096	$31,328	$67,726	$2,805	$164,458
Charge-offs	(17,209)	(46)	(4,038)	(286)	(1,121)	(5,445)	(242)	(22,942)
Recoveries	1,367	30	1	-	-	1	105	1,503
Provision	18,609	3,499	1,912	1,758	1,031	4,701	407	27,216
Balance at September 30, 2025	$58,097	$42,080	$20,177	$15,568	$31,238	$66,983	$3,075	$170,235

We maintain an ACL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The ACL is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses in the Consolidated Statements of Income. The ACL on unfunded commitments was $710,000 at September 30, 2026, and $572,000 at December 31, 2025. The net provision expense for unfunded commitments was $346,000 and $138,000 for the three and nine months ended September 30, 2026, respectively. There was $125,000 and $173,000 of provision expense for the three and nine months ended September 30, 2025, respectively.

Loans that no longer share similar risk characteristics with their respective collectively evaluated pools are estimated on an individual basis. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as of September 30, 2026 and December 31, 2025:

		Accounts				ACL
September 30, 2026	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$10,610	$726	$1,392	$29,270	$41,998	$14,760
Real estate - construction	33,090	-	-	944	34,034	14,781
Real estate - mortgage:
Owner-occupied commercial	27,110	-	-	-	27,110	194
1-4 family mortgage	10,129	-	108	-	10,237	483
Non-owner occupied commercial	77,922	-	-	876	78,798	11,838
Total real estate - mortgage	115,161	-	108	876	116,145	12,515
Consumer	-	-	-	642	642	642
Total	$158,861	$726	$1,500	$31,732	$192,819	$42,698

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Other	Total	Allocation
	(In Thousands)
Commercial, financial and agricultural	$18,792	$2,247	$2,763	$30,235	$54,037	$17,465
Real estate - construction	35,946	-	-	944	36,890	712
Real estate - mortgage:
Owner-occupied commercial	21,076	-	-	76	21,152	-
1-4 family mortgage	9,887	-	109	-	9,996	446
Non-owner occupied commercial	87,917	-	-	875	88,792	5,434
Total real estate - mortgage	118,880	-	109	951	119,940	5,880
Consumer	-	-	15	721	736	721
Total	$173,618	$2,247	$2,887	$32,851	$211,603	$24,778

The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026
Payment Deferral
	Term	Payment	and Term			Percentage of
	Extensions	Deferral	Extensions	New loan	Total	Total Loans
(In Thousands)
Commercial, financial and agricultural	$338	$822	$-	$-	$1,160	0.01%
Real estate - construction	-	-	-	-	-	-%
Owner-occupied commercial	-	-	-	-	-	-%
1-4 family mortgage	-	-	-	-	-	-%
Non-owner occupied commercial	-	-	-	-	-	-%
Total	$338	$822	$-	$-	$1,160	0.01%

	Nine Months Ended September 30, 2026
			Payment Deferral
	Term	Payment	and Term			Percentage of
	Extensions	Deferral	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$3,388	$7,304	$-	$-	$10,692	0.07%
Real estate - construction	-	945	-	-	945	0.01%
Owner-occupied commercial	-	3,360	-	-	3,360	0.02%
1-4 family mortgage	175	458	-	-	633	-%
Non-owner occupied commercial	-	-	-	1,046	1,046	0.01%
Total	$3,563	$12,067	$-	$1,046	$16,676	0.11%

	Three Months Ended September 30, 2025
			Payment Deferral
	Term	Payment	and Term			Percentage of
	Extensions	Deferral	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$151	$8,236	$495	$-	$8,882	0.07%
Real estate - construction	-	5,945	-	-	5,945	0.04%
Owner-occupied commercial	-	2,211	-	-	2,211	0.02%
1-4 family mortgage	-	402	-	-	402	-%
Non-owner occupied commercial	-	-	-	-	-	-%
Total	$151	$16,794	$495	$-	$17,440	0.13%

	Nine Months Ended September 30, 2025
			Payment Deferral
	Term	Payment	and Term			Percentage of
	Extensions	Deferral	Extensions	New loan	Total	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$151	$8,236	$495	$-	$8,882	0.07%
Real estate - construction	-	5,945	-	-	5,945	0.04%
Owner-occupied commercial	-	13,325	-	-	13,325	0.10%
1-4 family mortgage	-	402	-	-	402	-%
Non-owner occupied commercial	-	-	-	-	-	-%
Total	$151	$27,908	$495	$-	$28,554	0.21%

The following table summarizes the financial impact of loan modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026
Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 240	$63
Real estate - construction	-	-
Owner-occupied commercial	-	-
1-4 family mortgage	-	-
Non-owner occupied commercial	-	-

	Nine Months Ended September 30, 2026
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	4 to 240	$180
Real estate - construction	4	25
Owner-occupied commercial	4 to 6	168
1-4 family mortgage	3 to 7	17
Non-owner occupied commercial	-	-

	Three Months Ended September 30, 2025
		Total Payment
	Term Extensions	Deferral
	(In months)	(In Thousands)
Commercial, financial and agricultural	3 to 5	$466
Real estate - construction	4 to 5	339
Owner-occupied commercial	4	100
1-4 family mortgage	4	17
Non-owner occupied commercial	-	-

	Nine Months Ended September 30, 2025
	Term Extensions (In months)	Total Payment Deferral (In Thousands)
Commercial, financial and agricultural	3 to 5	$466
Real estate - construction	4 to 5	339
Owner-occupied commercial	4 to 8	232
1-4 family mortgage	4	17
Non-owner occupied commercial	-	-

There were two loans modified on or after September 30, 2025 that were past due greater than 30 days or on nonaccrual as of September 30, 2026.

During the nine months ended September 30, 2026, no financing receivables modified for borrowers experiencing financial difficulty within the preceding 12 months experienced a payment default. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

NOTE 6 - LEASES

The Company leases space under non-cancelable operating leases for several of its banking offices and certain office equipment. The leases have remaining terms of up to 14 years. At September 30, 2026, the Company had lease right-of-use assets and lease liabilities totaling $27.4 million and $28.7 million, respectively, compared to $22.0 million and $23.1 million, respectively, at December 31, 2025, which are reflected in other assets and other liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Maturities of operating lease liabilities are as follows:

September 30, 2026
(In Thousands)
2026 (remaining)	$1,538
2027	5,760
2028	4,636
2029	4,131
2030	3,628
Thereafter	14,065
Total lease payments	33,758
Less: imputed interest	(5,077)
Present value of operating lease liabilities	$28,681

As of September 30, 2026, the weighted average remaining term of operating leases and the weighted average discount rate used in the measurement of operating lease liabilities was 7.7 years and 3.89%, respectively, compared to 7.4 years and 3.85%, respectively, as of September 30, 2025.

Operating cash flows related to leases were $1.6 million and $4.8 million for the three and nine months ended September 30, 2026, respectively, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2025, respectively.

Lease costs during the three and nine months ended September 30, 2026 and September 30, 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease cost	$1,646	$1,505
Short-term lease cost	-	1
Variable lease cost	247	231
Sublease income	(6)	(5)
Net lease cost	$1,887	$1,732

	Nine Months Ended September 30,
	2026	2025
Operating lease cost	$4,761	$4,490
Short-term lease cost	15	35
Variable lease cost	711	676
Sublease income	(16)	(14)
Net lease cost	$5,471	$5,187

NOTE 7 - EMPLOYEE AND DIRECTOR BENEFITS

Stock Incentive Plan

The Company has a stock incentive plan as described below. The compensation cost that has been charged to earnings for the plan was approximately $950,000 and $2.5 million for the three and nine months ended September 30, 2026, respectively, and $629,000 and $2.3 million for the three and nine months ended September 30, 2025, respectively.

The Company’s 2009 Amended and Restated Stock Incentive Plan authorizes the grant of up to 11.1 million shares, as adjusted to reflect the Company’s two-for-one stock split, and allows for the issuance of Stock Appreciation Rights, Restricted Stock, Stock Options, Non-stock Share Equivalents, Performance Shares or Performance Units. The plan allows for the grant of incentive stock options and non-qualified stock options, and option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The maximum term of the options granted under the plan is ten years.

The following table summarizes stock option activity during the nine months ended September 30, 2026 and 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In Thousands)
Nine Months Ended September 30, 2026:
Outstanding at January 1, 2026	97,000	$15.96	2.0	$1,933
Exercised	(44,000)	13.86	1.0	1,238
Forfeited	(11,000)	16.38	0.6	282
Outstanding at September 30, 2026	42,000	$18.06	1.9	$1,006

Exercisable at September 30, 2026	42,000	$18.06	1.9	$1,006

Nine Months Ended September 30, 2025:
Outstanding at January 1, 2025	160,900	$13.02	1.9	$4,723
Exercised	(63,900)	8.55	-	2,027
Outstanding at September 30, 2025	97,000	$15.96	2.2	$2,358

Exercisable at September 30, 2025	97,000	$15.96	2.2	$2,358

As of September 30, 2026, there were no unvested options.

Restricted Stock and Performance Shares

The Company grants restricted stock awards that vest upon time-based service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company’s stock, and this total value will be recognized as compensation expense over the vesting period. As of September 30, 2026, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock. The cost is expected to be recognized evenly over the weighted average vesting period of 2.4 years for unvested restricted stock.

The Company grants performance shares that give plan participants the opportunity to earn between 0% and 150% of the number of performance shares granted based on achieving certain performance metrics. The Compensation Committee determined that beginning with the grants in 2026, it would use the metrics of increase in tangible book value per share plus dividends, along with a relative TSR modifier, over a three-year performance period beginning on January 1st of the year of the grant to determine the number of performance shares earned. These metrics were used to make grants to the participants in early 2026. As of September 30, 2026, there was $1.7 million of total unrecognized compensation cost related to unvested performance shares. As of September 30, 2026, unvested performance shares had a weighted average remaining time to vest of 2.4 years.

	Restricted Stock		Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2026:
Unvested at January 1, 2026	282,216	$36.08	60,184	$37.13
Granted	92,207	41.01	20,850	42.63
Vested	(60,032)	33.42	-	-
Forfeited	(24,740)	38.33	(6,706)	38.88
Unvested at September 30, 2026	289,651	$38.01	74,328	$38.51

Nine Months Ended September 30, 2025:
Unvested at January 1, 2025	291,674	$33.18	60,130	$35.23
Granted	67,768	42.34	12,632	42.32
Additional performance share attainment	-	-	580	44.84
Vested	(77,034)	31.50	(14,252)	36.00
Forfeited	(7,060)	36.93	(5,290)	35.91
Unvested at September 30, 2025	275,348	$35.80	53,800	$36.72

NOTE 8 - DEPOSITS

Deposits at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Noninterest-bearing demand	$2,910,281	$2,684,272
Interest-bearing checking	9,817,320	10,034,713
Savings	107,288	110,298
Time deposits, $250,000 and under	312,177	369,855
Time deposits, over $250,000	940,312	1,019,896
	$14,087,378	$14,219,034

The scheduled maturities of time deposits at September 30, 2026 were as follows:

(In Thousands)
2026 (remaining)	$559,703
2027	652,533
2028	23,344
2029	11,299
2030	4,386
Thereafter	1,224
Total	$1,252,489

NOTE 9 - DERIVATIVES

The Company has entered into forward loan sale commitments with secondary market investors to deliver loans on a “best efforts delivery” basis, which do not meet the definition of a derivative instrument. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The interest rate lock commitments related to loans that are originated for later sale are classified as derivatives. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2026 and December 31, 2025 were not material.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses - Purchased Loans. The amendment expands the population of acquired financial assets accounted for using the gross-up approach and aims to enhance comparability and consistency and better reflect the economics of acquiring financial assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period in which financial statements have not been issued or made available for issuance. We will adopt the amendment prospectively but it is not expected to have a material impact on our consolidated financial statements.

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

Loans Individually Evaluated. Loans individually evaluated are measured and reported at fair value when full payment under the loan terms is not probable. Loans individually evaluated are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on appraisals performed by certified and licensed appraisers using inputs such as absorption rates, capitalization rates and market comparables, adjusted for estimated costs to sell. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Loans individually evaluated are subject to nonrecurring fair value adjustment upon initial recognition or subsequent individual evaluation. A portion of the ACL is allocated to loans individually evaluated if the value of such loans is deemed to be less than the unpaid balance. The range of fair value adjustments and weighted average adjustment as of September 30, 2026 was 0% to 80% and 26.2%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 0% to 70% and 17.1% respectively. Loans individually evaluated are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above. The amount recognized to write-down individually evaluated loans that are measured at fair value on a nonrecurring basis was $17.4 million and $36.6 million during the three and nine months ended September 30, 2026, respectively, and $10.4 million and $14.0 million during the three and nine months ended September 30, 2025, respectively.

Other Real Estate Owned. Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the ACL subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Appraisals are performed by certified and licensed appraisers. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals. The range of fair value adjustments and weighted average adjustment as of September 30, 2026 was 10% to 37% and 20.0%, respectively. The range of fair value adjustments and weighted average adjustment as of December 31, 2025 was 10% to 27% and 23.5%, respectively. These measurements are classified as Level 3 within the valuation hierarchy. Net losses on the sale and write-down of OREO and repossessed assets of ($298,000) and ($381,000) were recognized for the three and nine months ended September 30, 2026, respectively, and net (losses) gains of ($3,000) and $298,000 for the three and nine months ended September 30, 2025, respectively. These charges were for write-downs in the value of OREO subsequent to foreclosure and losses on the disposal of OREO. OREO is classified within Level 3 of the hierarchy.

There were two residential real estate loans with an aggregate balance of $6.3 million foreclosed and classified as OREO as of September 30, 2026, compared to five residential real estate loan foreclosures for $2.5 million as of December 31, 2025.

There were five residential real estate loans with a balance of $1.8 million in the process of foreclosure as of September 30, 2026, compared to one residential real estate loan foreclosure for $171,000 as of December 31, 2025.

The following table presents the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. There were no liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	Fair Value Measurements at September 30, 2026 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$438,386	$-	$-	$438,386
Mortgage-backed securities	-	147,489	-	147,489
State and municipal securities	-	9,231	-	9,231
Corporate debt	-	373,397	-	373,397
Total available-for-sale debt securities	438,386	530,117	-	968,503
Total assets at fair value	$438,386	$530,117	$-	$968,503

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets Measured on a Recurring Basis:	(In Thousands)
Available for sale debt securities:
U.S. Treasury securities	$522,923	$-	$-	$522,923
Mortgage-backed securities	-	133,304	-	133,304
State and municipal securities	-	9,809	-	9,809
Corporate debt	-	402,789	-	402,789
Total available-for-sale debt securities	522,923	545,902	-	1,068,825
Total assets at fair value	$522,923	$545,902	$-	$1,068,825

The following table presents the Company’s financial assets carried at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$150,121	$150,121
Other real estate owned and repossessed assets	-	-	14,865	14,865
Total assets at fair value	$-	$-	$164,986	$164,986

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Measured on a Nonrecurring Basis:	(In Thousands)
Loans individually evaluated	$-	$-	$186,825	$186,825
Other real estate owned and repossessed assets	-	-	2,583	2,583
Total assets at fair value	$-	$-	$189,408	$189,408

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

In the case of the debt securities portfolio, the Company monitors the portfolio to ascertain when transfers between levels have been affected. For the nine months ended September 30, 2026, there were no transfers out of Level 3 into Level 2.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or nonrecurring basis as of September 30, 2026 and December 31, 2025 were as follows:

September 30, 2026	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and due from banks	$122,417	$122,417	$122,417	$-	$-
Interest-bearing balances due from depository institutions	738,547	738,547	738,547	-	-
Securities purchased with agreement to resell	298,950	298,950	298,950	-	-
Federal funds sold	25,101	25,101	-	25,101	-
Held to maturity U.S. Treasury securities	224,785	215,437	215,437	-	-
Held to maturity debt securities	369,811	317,668	-	316,168	1,500
Mortgage loans held for sale	15,273	15,273	-	15,273	-
Restricted equity securities	12,475	12,475	-	12,475	-
Loans, net	14,548,293	14,433,136	-	-	14,433,136
Financial Liabilities:
Deposits	$14,087,378	$14,081,830	$-	$14,081,830	$-
Federal funds purchased	1,965,000	1,965,000	-	1,965,000	-
Other borrowings	34,750	31,734	-	31,734	-

December 31, 2025	Carrying / Notional Amount	Estimated Fair Value	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
	(In Thousands)
Financial Assets:
Cash and due from banks	$95,127	$95,127	$95,127	$-	$-
Interest-bearing balances due from depository institutions	1,026,607	1,026,607	1,026,607	-	-
Securities purchased with agreement to resell	498,910	498,910	498,910	-	-
Federal funds sold	6,052	6,052	-	6,052	-
Held to maturity U.S. Treasury securities	249,621	240,032	240,032	-	-
Held to maturity debt securities	410,455	376,503	-	376,003	500
Mortgage loans held for sale	11,744	11,744	-	11,744	-
Restricted equity securities	12,203	12,203	-	12,203	-
Loans, net	13,525,229	13,267,169	-	-	13,267,169
Financial Liabilities:
Deposits	$14,219,034	$14,217,711	$-	$14,217,711	$-
Federal funds purchased	1,471,628	1,471,628	-	1,471,628	-
Other borrowings	34,750	31,258	-	31,258	-

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

NOTE 14 - SUBSEQUENT EVENTS

Stock Repurchase Program

On October 14, 2026, the Company’s Board of Directors authorized its inaugural stock repurchase program, permitting the repurchase of up to two million shares of its outstanding common stock through December 31, 2027. The timing and amount of repurchases will depend on market conditions. No shares had been repurchased under the program as of the date these financial statements were issued. The ultimate financial effect of the program cannot be reasonably estimated because it will depend on the number and purchase price of shares repurchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors relating to the results of operations and financial condition of ServisFirst Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, ServisFirst Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025 and consolidated statements of income for the three and nine months ended September 30, 2026 and September 30, 2025.

Forward-Looking Statements

Statements in this document that are not historical facts, including, but not limited to, statements concerning future operations, results or performance, are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “will,” “could,” “would,” “might” and similar expressions often signify forward-looking statements. Such statements involve inherent risks and uncertainties. The Company cautions that such forward-looking statements, wherever they occur in this quarterly report or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of those factors are beyond our ability to control or predict. These factors include, but are not limited to: general economic conditions, especially in the credit markets and in the Southeast; the impact of tariffs, trade wars and other conflicts on general economic conditions; performance of the capital markets; changes in interest rates, yield curves and interest rate spread relationships; changes in accounting and tax principles, policies or guidelines; changes in our loan portfolio and the deposit base; possible changes in laws and regulations and governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued or re-emerging inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit as needed; computer hacking or cyber-attacks resulting in unauthorized access to confidential or proprietary information; substantial, unexpected or prolonged changes in the level or cost of liquidity; the cost and other effects of legal and administrative cases and similar contingencies; possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and the value of collateral; the effect of natural disasters, such as hurricanes and tornados, in our geographic markets; increased competition from both banks and nonbank financial institutions; and the timing, amount and price of repurchases of common stock under our repurchase program. The foregoing list of factors is not exhaustive. For discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K, “Forward-Looking Statements” and “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q and our other U.S. Securities and Exchange Commission (“SEC”) filings. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Accordingly, you should not place undue reliance on any forward-looking statements, which speak only as of the date made. The Company assumes no obligation to update or revise any forward-looking statements that are made from time to time.

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

Third Quarter Highlights

●	Diluted earnings per common share of $0.80 for the third quarter of 2026, an increase of 33.3%, from the third quarter of 2025.
●	Average loans of $14.54 billion for the third quarter of 2026, an increase of $1.34 billion, or 10.1%, from the third quarter of 2025.
●	Average deposits of $14.33 billion for the third quarter of 2026, an increase of $195.2 million, or 1.4%, from the third quarter of 2025.
●	Net interest income of $159.8 million for the third quarter of 2026, increased $26.4 million, or 19.8%, from the third quarter of 2025.
●	Net interest margin of 3.63% for third quarter of 2026, increased 54 basis points from 3.09% in the third quarter of 2025.

Overview

As of September 30, 2026, we had consolidated total assets of $18.32 billion, an increase of $592.5 million, or 3.3%, from $17.73 billion at December 31, 2025. Total loans were $14.74 billion at September 30, 2026, an increase of $1.04 billion, or 7.6%, from $13.70 billion at December 31, 2025. Total deposits were $14.09 billion at September 30, 2026, a decrease of $131.7 million, or 0.9%, from $14.22 billion at December 31, 2025. The decrease was partially offset by an increase of $226.0 million in noninterest-bearing demand deposits.

We reported net income and net income available to common stockholders of $87.3 million for the quarter ended September 30, 2026, compared to net income and net income available to common stockholders of $65.6 million for the third quarter of 2025. Basic and diluted earnings per common share were both $0.80 for the three months ended September 30, 2026, compared to $0.60 in the corresponding period in 2025.

Net income was $256.1 million and net income available to common stockholders was $256.0 million for the nine months ended September 30, 2026, compared to net income and net income available to common stockholders of $190.2 million for the nine months ended September 30, 2025. Basic and diluted earnings per common share were both $2.34 for the nine months ended September 30, 2026, compared to $1.74 for both for the corresponding period in 2025. Changes in income and expenses are more fully explained in “Results of Operations” below.

Performance Ratios

The following table presents select ratios of our results of operations for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on average assets	1.89%	1.47%	1.90%	1.44%
Return on average common stockholders' equity	17.26%	14.88%	17.62%	15.01%
Dividend payout ratio	23.81%	27.93%	24.36%	28.89%
Net interest margin (1)	3.63%	3.09%	3.60%	3.04%
Efficiency ratio (2)	30.20%	35.22%	29.89%	34.56%
Average stockholders' equity to average total assets	10.95%	9.87%	10.77%	9.58%

(1)	Net interest margin is the net yield on average interest-earning assets, calculated as taxable-equivalent net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

Financial Condition

Cash and Cash Equivalents

At September 30, 2026, we had $25.1 million in federal funds sold, compared to $6.1 million at December 31, 2025. We also maintain balances at the Federal Reserve Bank of Atlanta, which earn interest. At September 30, 2026, we had $724.4 million in balances at the Federal Reserve, compared to $1.00 billion at December 31, 2025. At September 30, 2026, we had $299.0 million in securities purchased under agreements to resell, compared to $498.9 million at December 31, 2025.

Securities

Debt securities available-for-sale totaled $968.5 million at September 30, 2026 and $1.07 billion at December 31, 2025. During the three months ended September 30, 2026, the Company sold available-for-sale U.S. Treasury securities with an amortized cost basis of $430.1 million and recorded a pre-tax gain of $148,000. During the three and nine months ended September 30, 2025, the Company sold available-for-sale mortgage-backed securities with amortized cost bases of $83.8 million and $153.9 million, respectively, and recorded pre-tax losses of $7.8 million and $16.4 million as a result of our portfolio restructuring during 2025. Debt securities held to maturity totaled $594.6 million at September 30, 2026 and $660.1 million at December 31, 2025. We had paydowns of $64.9 million on mortgage-backed securities and government agencies, maturities of $118.9 million on municipal bonds and treasury securities, and calls of $67.5 million on corporate securities during the nine months ended September 30, 2026. We purchased $50.0 million in mortgage-backed securities, $440.4 million in U.S. Treasury securities, and $37.7 million in corporate securities during the nine months ended September 30, 2026. For a tabular presentation of debt securities available for sale and held to maturity at September 30, 2026 and December 31, 2025, see “Note 4 – Securities” in our Notes to Consolidated Financial Statements.

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

All debt securities in an unrealized loss position as of September 30, 2026 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

We do not invest in collateralized debt obligations. As of September 30, 2026, we had $373.4 million of bank and bank holding company-issued debt. All such bonds, if rated, were rated BBB or better by Kroll Bond Rating Agency at the time of our initial investment, and all other corporate bonds held were rated A‑ or better by Standard & Poor’s or Moody’s at the time of purchase. The total investment portfolio has a combined average credit rating of AA as of September 30, 2026.

The carrying value of debt securities pledged to secure public funds on deposit and for other purposes as required by law was $1.08 billion and $1.23 billion as of September 30, 2026 and December 31, 2025, respectively.

Loans

At September 30, 2026, we had total loans of $14.74 billion, an increase of $1.04 billion, or 7.6%, from $13.70 billion at December 31, 2025. The majority of this growth occurred in non-owner occupied commercial loans, increasing $537.8 million, or 11.7% since December 31, 2025.

The following table details our loan portfolio and the percentage composition by type at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,386,275	$3,146,736
Real estate - construction	1,566,203	1,457,628
Real estate - mortgage:
Owner-occupied commercial	2,853,062	2,739,823
1-4 family mortgage	1,717,781	1,671,713
Non-owner occupied commercial	5,141,148	4,603,389
Total real estate - mortgage	9,711,991	9,014,925
Consumer	72,834	77,623
Total Loans	14,737,303	13,696,912
Less: Allowance for credit losses	(189,010)	(171,683)
Net Loans	$14,548,293	$13,525,229

Commercial, financial and agricultural	22.98%	22.97%
Real estate - construction	10.63	10.64
Real estate - mortgage:
Owner-occupied commercial	19.36	20.00
1-4 family mortgage	11.66	12.21
Non-owner occupied commercial	34.88	33.61
Total real estate - mortgage	65.90	65.82
Consumer	0.49	0.57
Total Loans	100.00%	100.00%

The table below summarizes the Company’s commercial real estate portfolio at September 30, 2026 as segregated by industry concentrations based on North American Industry Classification System:

	September 30, 2026
	Balance	Percent of Total
	(Dollars in Thousands)
Owner Occupied Real Estate
Retail Trade	$652,055	8.1%
Other Services (except Public Administration)	303,518	3.8
Health Care and Social Assistance	296,069	3.7
Accommodation and Food Services	279,429	3.5
Manufacturing	206,566	2.6
Professional, Scientific, and Technical Services	188,479	2.4
Real Estate and Rental and Leasing	174,547	2.2
Wholesale Trade	168,335	2.1
All Other Owner Occupied Real Estate	584,064	7.3
Total Owner Occupied Real Estate	$2,853,062	35.7%

Non-Owner Occupied Real Estate
Multifamily Permanent	$1,415,308	17.7%
Shopping or Retail Center	750,905	9.4
Hotel or Motel	618,566	7.8
Office Building	573,353	7.2
Nursing Home or Assisted Living Facility	511,302	6.4
Office Warehouse	266,645	3.3
Warehouse	154,521	1.9
Self-Storage Facility	214,857	2.7
Gas Station or Convenience Store	119,021	1.5
Restaurant	81,422	1.0
All Other Income Property	435,248	5.4
Total Non-Owner Occupied Real Estate	$5,141,148	64.3%
Total Commercial Real Estate	$7,994,210	100.0%

The table below summarizes the Company’s commercial real estate portfolio at September 30, 2026 as segregated by geographic region in which the property is located:

	September 30, 2026
	Balance	Percent of Total
	(Dollars in Thousands)

State:
Alabama	$2,356,363	29.5%
Florida	2,112,023	26.4
Georgia	929,176	11.6
North Carolina	356,144	4.5
South Carolina	424,984	5.3
Tennessee	660,715	8.3
Texas	343,047	4.3
Virginia	155,285	1.9
Other	656,473	8.2
Total commercial real estate loans	$7,994,210	100.0%

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, we utilize a discounted cash flow, probability of default / loss given default or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter and are dependent on the current economic environment among other factors. See “Note 5 – Loans” in the Notes to Consolidated Financial Statements included in Item 1. Consolidated Financial Statements elsewhere in this report.

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

The following table presents a summary of the allowance for credit losses, net charge-offs and certain credit ratios for the three and nine months ended September 30, 2026 and 2025.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Total loans outstanding, net of unearned income	$14,737,303	$13,311,967	$14,737,303	$13,311,967
Average loans outstanding, net of unearned income	$14,544,997	$13,205,775	$14,187,433	$12,976,490
Allowance for credit losses at beginning of period	181,853	169,959	171,683	164,458
Charge-offs:
Commercial, financial and agricultural loans	1,862	7,947	14,227	17,209
Real estate - construction	6,959	-	7,670	46
Real estate - mortgage	207	1,294	303	5,445
Consumer loans	137	109	387	242
Total charge-offs	9,165	9,350	22,587	22,942
Recoveries:
Commercial, financial and agricultural loans	1,398	237	2,243	1,367
Real estate - construction	-	30	-	30
Real estate - mortgage	3	-	399	1
Consumer loans	23	21	117	105
Total recoveries	1,424	288	2,759	1,503
Net charge-offs	7,741	9,062	19,828	21,439
Provision for credit losses on loans	14,898	9,338	37,155	27,216
Allowance for credit losses on loans at period end	$189,010	$170,235	$189,010	$170,235
Allowance for credit losses on loans to period end loans	1.28%	1.28%	1.28%	1.28%
Net charge-offs to average loans	0.21%	0.27%	0.19%	0.22%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percent of loans in each category to total loans:

		Percentage of loans
		in each category
September 30, 2026	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$62,734	22.98%
Real estate - construction	37,157	10.63%
Owner-occupied commercial	18,875	19.36%
1-4 family mortgage	22,038	11.66%
Non-owner occupied commercial	46,734	34.88%
Consumer	1,472	0.49%
Total	$189,010	100.00%

		Percentage of loans
		in each category
December 31, 2025	Amount	to total loans
	(In Thousands)
Commercial, financial and agricultural	$63,620	22.97%
Real estate - construction	22,432	10.64%
Owner-occupied commercial	18,833	20.00%
1-4 family mortgage	24,739	12.21%
Non-owner occupied commercial	38,971	33.61%
Consumer	3,088	0.57%
Total	$171,683	100.00%

Nonperforming Assets

Total nonperforming loans at September 30, 2026, which include nonaccrual loans and loans 90 or more days past due and still accruing, decreased $7.2 million, or 4.3%, to $161.6 million from $168.8 million at December 31, 2025. Of this total, nonaccrual loans of $160.1 million at September 30, 2026 represented a net decrease of $8.3 million from nonaccrual loans at December 31, 2025. Excluding credit card accounts, there were ten loans 90 or more days past due and still accruing totaling $1.4 million at September 30, 2026, compared to two loans totaling $323,000 at December 31, 2025. Loans made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2026 and 2025 were $1.2 million and $17.4 million, respectively.

The following table details our nonperforming assets at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollar Amounts In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$20,416	56	$26,756	55
Real estate - construction	37,742	12	35,885	8
Real estate - mortgage:
Owner-occupied commercial	20,250	23	13,578	17
1-4 family mortgage	6,273	35	9,440	34
Non-owner occupied commercial	74,761	11	81,977	13
Total real estate - mortgage	101,284	69	104,995	64
Consumer	642	1	715	2
Total Nonaccrual loans:	$160,084	138	$168,351	129

90+ days past due and accruing:
Commercial, financial and agricultural	$58	8	$101	10
Real estate - construction	-	-	-	-
Real estate - mortgage:
Owner-occupied commercial	-	-	-	-
1-4 family mortgage	1,425	10	323	2
Non-owner occupied commercial	-	-	-	-
Total real estate - mortgage	1,425	10	323	2
Consumer	31	17	54	28
Total 90+ days past due and accruing:	$1,514	35	$478	40

Total Nonperforming Loans:	$161,598	173	$168,829	169

Plus: Other real estate owned and repossessions	14,865	11	2,583	9
Total Nonperforming Assets	$176,463	184	$171,412	178

Ratios:
Nonperforming loans to total loans	1.10%		1.23%
Nonperforming assets to total loans plus other real estate owned and repossessions	1.20%		1.25%

OREO and repossessed assets at September 30, 2026 were $14.9 million, an increase of $12.3 million, or 475.5%, from $2.6 million at December 31, 2025. The following table summarizes OREO and repossessed asset activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Balance at beginning of period	$2,583	$2,531
Transfers from loans and capitalized expenses	14,941	811
Proceeds from sales	(2,278)	(3,029)
Write-downs / net gain (loss) on sales	(381)	298
Balance at end of period	$14,865	$611

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

Deposits

We rely on increasing our deposit base to fund loan and other asset growth. Each of our markets is highly competitive. We compete for local deposits by offering attractive products with competitive rates. We expect to have a higher average cost of funds for local deposits than competitor banks due to our lack of an extensive branch network. Our management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. We have promoted electronic banking services by providing them without charge and by offering in-bank customer training. At September 30, 2026, our total deposits were $14.09 billion, a decrease of $131.7 million, or 0.9%, from $14.22 billion at December 31, 2025.

The following table summarizes balances of our deposits and the percentage of each type to the total at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	(In Thousands)		(In Thousands)
Noninterest-bearing demand	$2,910,281	20.66%	$2,684,272	18.88%
Interest-bearing demand	2,248,258	15.96%	2,449,158	17.22%
Money market	7,569,062	53.73%	7,585,555	53.35%
Savings	107,288	0.76%	110,298	0.78%
Time deposits, $250,000 and under	312,177	2.22%	369,855	2.60%
Time deposits, over $250,000	940,312	6.67%	1,019,896	7.17%
	$14,087,378	100.00%	$14,219,034	100.00%

At September 30, 2026 and December 31, 2025, we estimate that we had approximately $9.20 billion and $9.69 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. The uninsured deposit data for 2026 and 2025 reflects the deposit insurance impact of “combined ownership segregation” of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Portion of Time Deposits in Excess of Insurance Limit
September 30, 2026
Time Deposits Otherwise Uninsured With a Maturity of:	(In Thousands)
3 months or less	$178,341
Over 3 months through 6 months	142,976
Over 6 months through 12 months	50,085
Over 12 months	21,725
Total	$393,127

Other Borrowings

Our borrowings consist of federal funds purchased and subordinated notes payable. We had $1.97 billion and $1.47 billion at September 30, 2026 and December 31, 2025, respectively, in federal funds purchased from correspondent banks that are clients of our correspondent banking unit. The average rate paid on these borrowings was 3.78% for the quarter ended September 30, 2026. Other borrowings consist of $34.75 million of the Company’s 4% Subordinated Notes due October 21, 2030, which were issued in a private placement in October 2020 and pay interest semi-annually. The Notes can be prepaid at any time.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, and other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. If our liquidity was to decline due to deposit withdrawals, we have procedures that provide for certain actions under varying liquidity conditions. These actions include borrowing from existing correspondent banks, selling or participating loans, and curtailing loan commitments and funding. At September 30, 2026, our liquid assets, represented by cash and due from banks, federal funds sold, securities purchased with agreements to resell and unpledged available-for-sale and held-to-maturity debt securities, totaled $1.45 billion. The Bank had loans pledged to both the Federal Home Loan Bank and the Federal Reserve Bank of Atlanta, which provided approximately $3.36 billion and $2.59 billion, respectively, in available funding. The Bank’s policy limits on brokered deposits would allow for up to $4.58 billion in available funding for brokered deposits. Additionally, the Bank had approximately $247.1 million in available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs.

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

The following table illustrates, during the periods presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $18.32 billion and $18.04 billion, respectively, for the three and nine months ended September 30, 2026.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	15.9%	15.0%	15.7%	14.8%
Interest-bearing	62.3	64.6	63.3	64.0
Federal funds purchased	9.6	9.3	9.1	10.3
Long term debt and other borrowings	0.2	0.4	0.2	0.4
Other liabilities	1.0	0.7	0.9	0.8
Equity capital	11.0	10.0	10.8	9.7
Total sources	100.0%	100.0%	100.0%	100.0%

Uses of Funds:
Loans	79.5%	74.6%	78.7%	73.5%
Securities	9.1	10.9	9.3	11.0
Interest-bearing balances with banks	5.2	9.1	5.5	11.5
Federal funds sold	1.6	2.1	2.2	0.9
Other assets	4.6	3.3	4.3	3.1
Total uses	100.0%	100.0%	100.0%	100.0%

Capital Adequacy

Total stockholders' equity attributable to us at September 30, 2026 was $2.04 billion, or 11.12% of total assets. At December 31, 2025, total stockholders' equity attributable to us was $1.85 billion, or 10.44% of total assets.

As of September 30, 2026, our most recent notification from the FDIC categorized us as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, we must maintain minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as disclosed in the table below. Our management believes that we are well-capitalized under the prompt corrective action provisions as of September 30, 2026.

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

The following table sets forth (i) the capital ratios required by the FDIC and the Alabama Banking Department’s leverage ratio requirement and (ii) our actual ratios, not including the applicable 2.5% capital conservation buffer, of capital to total regulatory or risk-weighted assets, as of September 30, 2026, December 31, 2025 and September 30, 2025:

	Actual		For Basel III Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2026
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$2,034,301	11.98%	$764,441	4.50%	N/A	N/A
ServisFirst Bank	2,062,914	12.15%	764,333	4.50%	$1,104,036	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	2,034,801	11.98%	1,019,255	6.00%	N/A	N/A
ServisFirst Bank	2,063,414	12.15%	1,019,110	6.00%	1,358,814	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,252,321	13.26%	1,359,006	8.00%	N/A	N/A
ServisFirst Bank	2,253,134	13.27%	1,358,814	8.00%	1,698,517	10.00%
Tier 1 Capital to Average Assets:
Consolidated	2,034,801	11.11%	732,488	4.00%	N/A	N/A
ServisFirst Bank	2,063,414	11.27%	732,448	4.00%	915,560	5.00%

As of December 31, 2025
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,838,024	11.65%	$709,755	4.50%	N/A	N/A
ServisFirst Bank	1,866,335	11.83%	709,698	4.50%	$1,025,119	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,838,524	11.66%	946,340	6.00%	N/A	N/A
ServisFirst Bank	1,866,835	11.84%	946,264	6.00%	1,261,685	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	2,038,579	12.93%	1,261,787	8.00%	N/A	N/A
ServisFirst Bank	2,039,090	12.93%	1,261,685	8.00%	1,577,107	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,838,524	10.26%	717,027	4.00%	N/A	N/A
ServisFirst Bank	1,866,835	10.41%	716,995	4.00%	896,244	5.00%

As of September 30, 2025
CET 1 Capital to Risk-Weighted Assets:
Consolidated	$1,771,773	11.49%	$693,692	4.50%	N/A	N/A
ServisFirst Bank	1,830,830	11.88%	693,638	4.50%	$1,001,921	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	1,772,273	11.50%	924,923	6.00%	N/A	N/A
ServisFirst Bank	1,831,330	11.88%	924,850	6.00%	1,233,134	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	1,990,038	12.91%	1,233,231	8.00%	N/A	N/A
ServisFirst Bank	2,002,345	12.99%	1,233,134	8.00%	1,541,417	10.00%
Tier 1 Capital to Average Assets:
Consolidated	1,772,273	10.01%	708,436	4.00%	N/A	N/A
ServisFirst Bank	1,831,330	10.34%	708,414	4.00%	885,517	5.00%

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

Subsequent to quarter-end, on October 14, 2026, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to two million shares of its outstanding common stock through December 31, 2027. See Note 14, “Subsequent Events,” to the consolidated financial statements for additional information.

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

Financial instruments whose unfunded contract amounts represent credit risk at September 30, 2026 are as follows:

September 30, 2026
(In Thousands)
Commitments to extend credit	$4,012,396
Credit card arrangements	429,539
Standby letters of credit	88,408
$4,530,343

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

Results of Operations

Summary of Net Income

We reported net income and net income available to common stockholders of $87.3 million for the quarter ended September 30, 2026, compared to net income and net income available to common stockholders of $65.6 million for the third quarter of 2025. Net income was $256.1 million and net income available to common stockholders was $256.0 million for the nine months ended September 30, 2026, compared to net income and net income available to common stockholders of $190.2 million for the nine months ended September 30, 2025. The increase in net income for both the three and nine months ended September 30, 2026 compared to 2025 was driven by growth in both net interest income and noninterest income, even after adjusting for the $148,000 securities gains for the quarter and nine months ended September 30, 2026, and $7.8 million and $16.4 million of securities losses for the quarter and nine months ended September 30, 2025, respectively.

Basic and diluted earnings per common share were both $0.80 for the three months ended September 30, 2026, compared to $0.60 in the corresponding period in 2025. Basic and diluted earnings per common share were both $2.34 for the nine months ended September 30, 2026, compared to $1.74 for both in the corresponding period in 2025. Return on average assets for the three and nine months ended September 30, 2026 was 1.89% and 1.90% compared to 1.47% and 1.44%, respectively, for the corresponding periods in 2025. Return on average common stockholders' equity for the three and nine months ended September 30, 2026 was 17.26% and 17.62%, respectively, compared to 14.88% and 15.01%, respectively, for the corresponding periods in 2025.

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

Taxable-equivalent net interest income increased $26.4 million, or 19.8%, to $159.9 million for the three months ended September 30, 2026 compared to $133.5 million for the corresponding period in 2025, and increased $75.4 million, or 19.4%, to $464.3 million for the nine months ended September 30, 2026 compared to $388.9 million for the corresponding period in 2025. The taxable-equivalent yield on interest-earning assets increased to 5.84% for the three months ended September 30, 2026 from 5.82% for the corresponding period in 2025, and increased to 5.80% for the nine months ended September 30, 2026 from 5.79% for the corresponding period in 2025. The yield on loans for the three months ended September 30, 2026 was 6.24% compared to 6.34% for the corresponding period in 2025, and 6.22% compared to 6.35% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The cost of total interest-bearing liabilities decreased to 2.93% for the three months ended September 30, 2026 compared to 3.55% for the corresponding period in 2025, and decreased to 2.91% for the nine months ended September 30, 2026 from 3.55% for the corresponding period in 2025. Net interest margin for the three months ended September 30, 2026 was 3.63% compared to 3.09% for the corresponding period in 2025, and 3.60% for the nine months ended September 30, 2026 compared to 3.04% for the corresponding period in 2025.

The Federal Reserve Bank’s targeted federal funds rate was 4.00 – 4.25% at September 30, 2025 compared to its current range as of September 30, 2026 of 3.75 – 4.00%.

The following tables show, for the three and nine months ended September 30, 2026 and September 30, 2025, the average balances of each principal category of our assets, liabilities and stockholders' equity, and an analysis of net interest revenue. The accompanying tables reflect changes in our net interest margin as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities for the same periods. Changes as a result of mix or the number of days in the periods have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The tables are presented on a taxable-equivalent basis where applicable:

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Three Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2026			2025
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$14,523,000	$228,182	6.23%	$13,175,297	$210,517	6.34%
Tax-exempt (3)	21,997	411	7.41	30,478	420	5.47
Total loans, net of unearned income	14,544,997	228,593	6.24	13,205,775	210,937	6.34
Mortgage loans held for sale	11,909	145	4.83	11,351	138	4.82
Debt securities:
Taxable	1,669,210	16,084	3.85	1,926,101	17,339	3.60
Tax-exempt (3)	444	6	5.41	444	6	5.41
Total debt securities (4)	1,669,654	16,090	3.85	1,926,545	17,345	3.60
Federal funds sold and securities with agreement to resell	298,700	3,391	4.50	365,733	4,723	5.12
Restricted equity securities	12,465	188	5.98	12,167	195	6.36
Interest-bearing balances with banks	950,426	9,016	3.76	1,608,118	18,022	4.45
Total interest-earning assets	$17,488,151	$257,423	5.84%	$17,129,689	$251,360	5.82%
Noninterest-earning assets:
Cash and due from banks	84,825			103,470
Net fixed assets and equipment	65,791			60,614
Allowance for credit losses, accrued interest and other assets	683,732			415,586
Total assets	$18,322,499			$17,709,359

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,226,470	$9,666	1.72%	$2,069,440	$11,247	2.16%
Savings deposits	110,246	398	1.43	103,668	433	1.66
Money market accounts	7,835,165	60,147	3.05	7,965,115	73,587	3.67
Time deposits	1,235,134	10,203	3.28	1,344,257	13,468	3.97
Total interest-bearing deposits	11,407,015	80,414	2.80	11,482,480	98,735	3.41
Federal funds purchased	1,760,091	16,778	3.78	1,640,377	18,437	4.46
Other borrowings	34,750	347	3.96	64,761	688	4.21
Total interest-bearing liabilities	$13,201,856	$97,539	2.93%	$13,187,618	$117,860	3.55%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,921,746			2,651,043
Other liabilities	191,785			122,873
Stockholders' equity	2,010,433			1,762,980
Accumulated other comprehensive loss (4)	(3,321)			(15,155)
Total liabilities and stockholders' equity	$18,322,499			$17,709,359
Net interest income		$159,884			$133,500
Net interest spread			2.91%			2.27%
Net interest margin			3.63%			3.09%

(1)	Non-accrual loans are included in average loan balances in all periods. Loan fees of $5,169 and $6,103 are included in interest income in the third quarter of 2026 and 2025, respectively.
(2)	Amortization of acquired loan premiums of $48 and $49 is included in interest income in 2026 and 2025, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(4,594) and $(20,436) are excluded from the yield calculation in the third quarter of 2026 and 2025, respectively.

	For the Three Months Ended September 30,
	2026 Compared to 2025 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$21,225	$(3,560)	$17,665
Tax-exempt	(135)	126	(9)
Total loans, net of unearned income	21,090	(3,434)	17,656
Mortgages held for sale	7	-	7
Debt securities:
Taxable	(2,419)	1,164	(1,255)
Tax-exempt	-	-	-
Total debt securities	(2,419)	1,164	(1,255)
Federal funds sold	(803)	(529)	(1,332)
Restricted equity securities	4	(11)	(7)
Interest-bearing balances with banks	(6,548)	(2,458)	(9,006)
Total interest-earning assets	$11,331	$(5,268)	$6,063

Interest-bearing liabilities:
Interest-bearing demand deposits	$806	$(2,387)	$(1,581)
Savings	26	(61)	(35)
Money market accounts	(1,183)	(12,257)	(13,440)
Time deposits	(1,032)	(2,233)	(3,265)
Total interest-bearing deposits	(1,383)	(16,938)	(18,321)
Federal funds purchased	1,279	(2,938)	(1,659)
Other borrowed funds	(302)	(39)	(341)
Total interest-bearing liabilities	(406)	(19,915)	(20,321)
Increase in net interest income	$11,737	$14,647	$26,384

Loan growth drove the favorable volume impact, partially offset by lower interest-bearing balances with banks, debt securities and federal funds sold. The rate impact was also favorable, as funding costs declined 62 basis points, more than offsetting a 10-basis-point decline in loan yields for the three months ended September 30, 2026.

Average Balance Sheets and Net Interest Analysis
On a Fully Taxable-Equivalent Basis
For the Nine Months Ended September 30,
(In thousands, except Average Yields and Rates)

	2026			2025
		Interest			Interest
	Average	Earned /	Average	Average	Earned /	Average
	Balance	Paid	Yield / Rate	Balance	Paid	Yield / Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2):
Taxable	$14,160,455	$656,410	6.20%	$12,947,848	$613,173	6.35%
Tax-exempt (3)	26,978	3,293	16.32	28,642	1,141	5.34
Total loans, net of unearned income	14,187,433	659,703	6.22	12,976,490	614,314	6.35
Mortgage loans held for sale	11,976	438	4.89	9,957	371	5.00
Debt securities:
Taxable	1,675,620	48,064	3.84	1,941,945	49,922	3.45
Tax-exempt (3)	444	19	5.72	508	20	5.28
Total debt securities (4)	1,676,064	48,083	3.84	1,942,453	49,942	3.45
Federal funds sold and securities purchased with agreement to resell	390,165	13,099	4.49	165,236	6,337	5.14
Restricted equity securities	12,384	574	6.20	11,927	606	6.81
Interest-bearing balances with banks	985,088	27,561	3.74	2,025,629	67,677	4.48
Total interest-earning assets	$17,263,110	$749,458	5.80%	$17,131,692	$739,247	5.79%
Noninterest-earning assets:
Cash and due from banks	95,037			107,153
Net fixed assets and equipment	63,466			60,067
Allowance for credit losses, accrued interest and other assets	615,883			383,087
Total assets	$18,037,496			$17,681,999

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,146,261	$26,594	1.66%	$2,252,648	$35,569	2.12%
Savings deposits	111,053	1,180	1.42	102,396	1,250	1.64
Money market accounts	7,868,156	178,232	3.03	7,640,446	208,954	3.67
Time deposits	1,293,713	32,133	3.32	1,342,343	41,195	4.11
Total interest-bearing deposits	11,419,183	238,139	2.79	11,337,833	286,968	3.39
Federal funds purchased	1,634,886	45,933	3.76	1,829,036	61,321	4.49
Other borrowings	34,750	1,042	4.01	64,754	2,062	4.27
Total interest-bearing liabilities	$13,088,819	$285,114	2.91%	$13,231,623	$350,351	3.55%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,839,316			2,618,540
Other liabilities	166,137			138,235
Stockholders' equity	1,945,228			1,716,877
Accumulated other comprehensive loss	(2,004)			(23,276)
Total liabilities and stockholders' equity	$18,037,496			$17,681,999
Net interest income		$464,344			$388,896
Net interest spread			2.89%			2.24%
Net interest margin			3.60%			3.04%

(1)

Non-accrual loans are included in average loan balances in all periods. Loan fees of $15,118 and $14,297 are included in interest income in the nine months ended September 30, 2026 and 2025, respectively.

(2)	Amortization of acquired loan premiums of $144 and $152 is included in interest income in 2026 and 2025, respectively.
(3)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 21%.
(4)	Unrealized losses of $(2,843) and $(31,279) are excluded from the yield calculation in 2026 and 2025, respectively.

	For the Nine Months Ended September 30,
	2026 Compared to 2025 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(In Thousands)
Interest-earning assets:
Loans, net of unearned income
Taxable	$56,435	$(13,198)	$43,237
Tax-exempt	(70)	2,222	2,152
Total loans, net of unearned income	56,365	(10,976)	45,389
Mortgages held for sale	74	(7)	67
Debt securities:
Taxable	(7,276)	5,418	(1,858)
Tax-exempt	(3)	2	(1)
Total debt securities	(7,279)	5,420	(1,859)
Federal funds sold	7,642	(880)	6,762
Restricted equity securities	(1)	(31)	(32)
Interest-bearing balances with banks	(30,471)	(9,645)	(40,116)
Total interest-earning assets	$26,330	$(16,119)	$10,211

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1,615)	$(7,360)	$(8,975)
Savings	100	(170)	(70)
Money market accounts	6,070	(36,792)	(30,722)
Time deposits	(1,447)	(7,615)	(9,062)
Total interest-bearing deposits	3,108	(51,937)	(48,829)
Federal funds purchased	(6,092)	(9,296)	(15,388)
Other borrowed funds	(906)	(114)	(1,020)
Total interest-bearing liabilities	(3,890)	(61,347)	(65,237)
Increase in net interest income	$30,220	$45,228	$75,448

Loan growth drove the favorable year-to-date volume impact, partially offset by lower balances with banks and debt securities. The rate impact was also favorable, as funding costs declined 64 basis points, more than offsetting a 13-basis-point decline in loan yields for the nine months ended September 30, 2026.

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

	Balance Sheet Location	September 30, 2026	December 31, 2025
		(In Thousands)
Investments in affordable housing, new market and renewable energy projects and other qualified tax credits:
Carrying amount	Other assets	$152,097	$98,681
Amount of future funding commitments included in carrying amount	Other liabilities	109,349	65,439
Lending exposures	Loans	137,177	107,764
SBIC and certain other equity method investments:
Carrying amount	Other assets	20,919	13,399
Amount of future funding commitments not included in carrying amount	N/A	40,281	18,551

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

		Three Months Ended September 30,
	Income Statement Location	2026	2025
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(14,058)	$(25,475)
Amortization expense	Income tax expense	15,628	22,375

		Nine Months Ended September 30,
	Income Statement Location	2026	2025
		(In Thousands)
Income tax credits and other income tax benefits	Income tax expense	$(41,484)	$(32,157)
Amortization expense	Income tax expense	46,922	27,502

Provision for Credit Losses

The provision for credit losses on loans was $14.9 million for the three months ended September 30, 2026, an increase of $5.6 million from $9.3 million for the three months ended September 30, 2025, and was $37.2 million for the nine months ended September 30, 2026, an increase of $9.9 million from $27.2 million for the nine months ended September 30, 2025. The ACL as of September 30, 2026, June 30, 2026, and September 30, 2025, totaled $189.0 million, $181.9 million, and $170.2 million, or 1.28%, 1.26%, and 1.28% of loans, net of unearned income, respectively. Annualized net credit charge-offs to quarter-to-date average loans were 0.21% for the three months ended September 30, 2026, a 6 basis points decrease compared to 0.27% for the third quarter of 2025. Annualized net credit charge-offs to year-to-date average loans were 0.19% for the nine months ended September 30, 2026, compared to 0.22% for the corresponding period in 2025. Nonperforming loans decreased to $161.6 million, or 1.10% of total loans, at September 30, 2026 from $168.8 million, or 1.23% of total loans at December 31, 2025, and decreased compared to $167.6 million, or 1.26% of total loans, at September 30, 2025. See the section captioned “Asset Quality” located elsewhere in this item for additional discussion related to provision for credit losses.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
	(In Thousands)				(In Thousands)
Noninterest income:
Service charges on deposit accounts	$3,448	$3,316	$132	4.0%	$10,082	$8,545	$1,537	18.0%
Mortgage banking	1,935	1,864	71	3.8%	6,048	3,800	2,248	59.2%
Credit card income	2,409	2,405	4	0.2%	7,103	6,492	611	9.4%
Securities gains (losses)	148	(7,812)	7,960	NM	148	(16,375)	16,523	NM
Bank-owned life insurance income	4,343	2,405	1,938	80.6%	11,298	6,668	4,630	69.4%
Other operating income	829	655	174	26.6%	2,165	2,401	(236)	(9.8)%
Total noninterest income	$13,112	$2,833	$10,279	362.8%	$36,844	$11,531	$25,313	219.5%

Noninterest income totaled $13.1 million for the three months ended September 30, 2026, compared to $2.8 million in the corresponding period in 2025, and totaled $36.8 million for the nine months ended September 30, 2026, compared to $11.5 million in the corresponding period in 2025.

Details of noninterest income are as follows:

●

Service charges on deposit accounts increased $132,000, or 4.0%, to $3.4 million for the three months ended September 30, 2026 compared to $3.3 million for the same period in 2025, and increased $1.5 million, or 18.0%, to $10.1 million for the nine months ended September 30, 2026 compared to $8.5 million for the same period in 2025.

●

Mortgage banking income increased $71,000, or 3.8%, to $1.9 million for the three months ended September 30, 2026 compared to $1.9 million for the same period in 2025, and increased $2.2 million, or 59.2%, to $6.0 million for the nine months ended September 30, 2026 compared to $3.8 million for the same period in 2025. The year-to-date increase over the prior year period was primarily due to higher loan sales into the secondary market. We also increased our per-loan administrative fee in the first quarter of 2026.

●

Credit card income increased $4,000, or 0.2%, to $2.4 million for the three months ended September 30, 2026 compared to $2.4 million for the same period in 2025, and increased $611,000, or 9.4%, to $7.1 million for the nine months ended September 30, 2026 compared to $6.5 million for the same period in 2025.

●

During the three months ended September 30, 2026, the Company sold available-for-sale U.S. Treasury securities with an amortized cost basis of $430.1 million and recorded a pre-tax gain of $148,000. During the three and nine months ended September 30, 2025, the Company sold available-for-sale mortgage-backed securities with amortized cost bases of $83.8 million and $153.9 million, respectively, and recorded pre-tax losses of $7.8 million and $16.4 million, respectively, as a result of a portfolio restructuring.

●

Bank-owned life insurance (“BOLI”) income increased $1.9 million, or 80.6%, to $4.3 million for the three months ended September 30, 2026 compared to $2.4 million for the same period in 2025, and increased $4.6 million, or 69.4%, to $11.3 million for the nine months ended September 30, 2026 compared to $6.7 million for the same period in 2025. The increases were primarily due to our purchases of $125.0 million of new contracts in the third quarter of 2025 and $25.0 million of new contracts in the second quarter of 2026. The increase for the nine-month period also included a $1.0 million reversal, recorded in the first quarter of 2026, of an adjustment to BOLI income recorded in the fourth quarter of 2025.

●

Other operating income increased $174,000, or 26.6%, to $829,000 for the three months ended September 30, 2026 compared to $655,000 for the same period in 2025, and decreased $236,000, or 9.8%, to $2.2 million for the nine months ended September 30, 2026 compared to $2.4 million for the same period in 2025. Merchant service revenue increased $165,000, or 28.4%, to $745,000 for the three months ended September 30, 2026 compared to $580,000 for the same period in 2025, and increased $341,000, or 20.2%, to $2.0 million for the nine months ended September 30, 2026 compared to $1.7 million for the same period in 2025.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
	(In Thousands)				(In Thousands)
Noninterest expense:
Salaries and employee benefits	$26,927	$25,522	$1,405	5.5%	$80,054	$70,977	$9,077	12.8%
Equipment and occupancy expense	3,381	3,615	(234)	(6.5)%	11,292	10,860	432	4.0%
Third party processing and other services	8,081	8,095	(14)	(0.2)%	23,568	23,838	(270)	(1.1)%
Professional services	1,951	1,857	94	5.1%	6,121	5,694	427	7.5%
FDIC and other regulatory assessments	2,478	2,742	(264)	(9.6)%	7,977	8,349	(372)	(4.5)%
OREO expense	476	82	394	480.5%	571	142	429	302.1%
Other operating expense	8,935	6,083	2,852	46.9%	19,991	18,447	1,544	8.4%
Total noninterest expense	$52,229	$47,996	$4,233	8.8%	$149,574	$138,307	$11,267	8.1%

Noninterest expense totaled $52.2 million for the three months ended September 30, 2026, an increase of $4.2 million, or 8.8%, compared to the corresponding period in 2025, and totaled $149.6 million for the nine months ended September 30, 2026, an increase of $11.3 million, or 8.1%, from the corresponding period in 2025.

Details of noninterest expense are as follows:

●

Salary and benefit expense increased $1.4 million, or 5.5%, to $26.9 million for the three months ended September 30, 2026 compared to $25.5 million for the same period in 2025, and increased $9.1 million, or 12.8%, to $80.1 million for the nine months ended September 30, 2026 compared to $71.0 million for the same period in 2025. The number of FTE employees increased by 33, or 5.1%, to 683 at September 30, 2026 compared to 650 at September 30, 2025.

●

Third party processing and other services decreased $14,000, or 0.2%, to $8.1 million for the three months ended September 30, 2026 compared to $8.1 million for the same period in 2025, and decreased $270,000, or 1.1%, to $23.6 million for the nine months ended September 30, 2026 compared to $23.8 million for the same period in 2025.

●

Professional services expense increased $94,000, or 5.1%, to $2.0 million for the three months ended September 30, 2026 compared to $1.9 million for the same period in 2025, and increased $427,000, or 7.5%, to $6.1 million for the nine months ended September 30, 2026 compared to $5.7 million for the same period in 2025.

●

FDIC and other regulatory assessments decreased $264,000, or 9.6%, to $2.5 million for the three months ended September 30, 2026 compared to $2.7 million for the same period in 2025, and decreased $372,000, or 4.5%, to $8.0 million for the nine months ended September 30, 2026 compared to $8.3 million for the same period in 2025.

●

Other operating expenses increased $2.9 million, or 46.9%, to $8.9 million for the three months ended September 30, 2026 compared to $6.1 million for the same period in 2025, and increased $1.5 million, or 8.4%, to $20.0 million for the nine months ended September 30, 2026 compared to $18.4 million for the same period in 2025. These increases were primarily due to credit-related expenses from a large real-estate secured relationship.

Income Tax Expense

Income tax expense was $18.1 million for the three months ended September 30, 2026 compared to $13.3 million for the same period in 2025, and was $57.5 million for the nine months ended September 30, 2026, compared to $44.3 million for the same period in 2025. Our effective tax rate for the three and nine months ended September 30, 2026 was 17.21% and 18.34%, respectively, compared to 16.81% and 18.89% for the corresponding periods in 2025, respectively. We recognized excess tax benefits as an income tax credit to our income tax expense from the exercise of stock options and vesting of restricted stock during the three and nine months ended September 30, 2026 of $37,000 and $302,000, respectively, compared to $81,000 and $785,000 for three and nine months ended September 30, 2025, respectively. Our primary permanent differences are related to tax exempt income on securities, state income tax benefit on real estate investment trust dividends, various qualifying tax credits and change in cash surrender value of bank-owned life insurance.

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

Critical Accounting Estimates

The accounting principles we follow and our methods for applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. In management’s opinion, certain accounting policies have a more significant impact than others on the Company’s financial reporting. The allowance for credit losses and income taxes are particularly significant for the Company’s financial reporting. Information concerning our accounting policies and critical accounting estimates with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no changes to the accounting policies for the allowance for credit losses or income taxes during the three and nine months ended September 30, 2026.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and diminish our cash reserves.

We recently announced a stock repurchase program that authorizes us to repurchase up to 2,000,000 shares of common stock through December 31, 2027. Repurchases may be made from time to time in the open market at prevailing prices and based on market conditions, or in privately negotiated transactions.

Repurchases could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, stock repurchases could diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends, and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. Repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

SERVISFIRST BANCSHARES, INC.

Date: November 4, 2026	By	/s/ Thomas A. Broughton III
Thomas A. Broughton III
President and Chief Executive Officer

Date: November 4, 2026	By	/s/ David A. Sparacio
David A. Sparacio
Chief Financial Officer